Form 10-Q
period 2021-06-30
BYTE Acquisition Corp.
filed 2021-08-20
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 20, 2021, 33,399,251 shares of Class A ordinary shares, par value $0.0001, and 8,092,313 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	1

	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021(Unaudited)	3

	Condensed Statement of Cash Flows for the period from January 8, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2021 (Unaudited)

Assets
Current assets:
Cash	$1,820,911
Prepaid expenses	985,155
Total current assets	2,806,066
Investments held in Trust Account	323,703,318
Total Assets	$326,509,384

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,136
Accrued expenses	47,885
Total current liabilities	91,021
Deferred underwriting commissions	11,329,237
Derivative warrant liabilities	20,373,540
Total liabilities	31,793,798

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 28,971,558 shares subject to possible redemption at $10.00 per share	289,715,580

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,427,693 shares issued and outstanding (excluding 28,971,558 shares subject to possible redemption)	443
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,092,313 shares issued and outstanding	809
Additional paid-in capital	10,946,615
Accumulated deficit	(5,947,861)
Total shareholders’ equity	5,000,006
Total Liabilities and Shareholders’ Equity	$326,509,384

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2021	For The Period From January 8, 2021 (inception) through June 30, 2021
General and administrative expenses	$264,142	$417,149
General and administrative expenses - related party	30,000	40,000
Loss from operations	(294,142)	(457,149)
Change in fair value of derivative warrant liabilities	(4,361,590)	(4,656,440)
Offering costs associated with derivative warrant liabilities	(67,500)	(845,080)
Income from investments held in Trust Account	10,087	10,808
Net loss	$(4,713,145)	$(5,947,861)

Weighted average shares outstanding of Class A common stock subject to possible redemption , basic and diluted	27,342,030	28,639,679

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	7,647,505	12,924,266

Basic and diluted net loss per share, non-redeemable common stock	$(0.62)	$(0.46)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

AND FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 8, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities	30,000,000	3,000	-	-	285,547,450	-	285,550,450
Offering costs	-	-	-	-	(16,401,375)	-	(16,401,375)
Sale of units in initial private offering, less allocation to derivative warrant liabilities	1,030,000	103	-	-	10,299,897	-	10,300,000
Shares subject to possible redemption	(27,323,935)	(2,732)	-	-	(273,236,618)	-	(273,239,350)
Net loss	-	-	-	-	-	(1,234,716)	(1,234,716)
Balance - March 31, 2021	3,706,065	$371	8,625,000	$863	$6,233,491	$(1,234,716)	$5,000,009
Forfeiture of Class B ordinary shares	-	-	(532,687)	(54)	54	-	0
Sale of units in initial public offering, less allocation to derivative warrant liabilities (Over-Allotment)	2,369,251	237	-	-	22,424,722	-	22,424,959
Offering costs	-	-	-	-	(1,235,587)		(1,235,587)
Shares subject to possible redemption	(1,647,623)	(165)	-	-	(16,476,065)	-	(16,476,230)
Net loss	-	-	-	-	-	(4,713,145)	(4,713,145)
Balance - June 30, 2021	4,427,693	$443	8,092,313	$809	$10,946,615	$(5,947,861)	$5,000,006

The accompanying notes are an integral part of these financial statements.

BYTE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,947,861)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under promissory note	2,330
Change in fair value of derivative warrant liabilities	4,656,440
Offering costs associated with derivative warrant liabilities	845,080
Income from investments held in Trust Account	(10,808)
Changes in operating assets and liabilities:
Prepaid expenses	(985,155)
Accounts payable	43,136
Accrued expenses	(22,115)
Net cash used in operating activities	(1,393,953)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(323,692,510)
Net cash used in investing activities	(323,692,510)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(148,620)
Proceeds received from initial public offering, gross	323,692,510
Proceeds received from private placement	10,300,000
Offering costs paid	(6,936,516)
Net cash provided by financing activities	326,907,374

Net change in cash	1,820,911

Cash - beginning of the period	-
Cash - end of the period	$1,820,911

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$146,289
Deferred underwriting commissions	$11,329,237
Initial value of Class A ordinary shares subject to possible redemption	$288,041,470
Change in value of Class A common shares subject to possible redemption	$1,674,110

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

As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (at $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1.8 million in its operating bank account and working capital of approximately $2.7 million.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These consist of:

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement are recognized as derivative liabilities in accordance with ASC 815. In addition, based on management’s evaluation, the tender offer provision fails the indexation criteria as contemplated by ASC Section 815-40-25. As a result, the Company accounts for the Public Warrants as a liability. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering and Private Placement that were directly related to the Initial Public Offering and Private Placement. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering and Private Placement based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering and Private Placement. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,971,558 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 16,699,626 of the Company’s Class A ordinary shares in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

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

Non-redeemable common stock includes Founder Shares (as defined below) and non-redeemable Class A ordinary shares, which have been classified as non-redeemable as of June 30, 2021, to maintain permanent equity of at least $5,000,001. These shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on investments held in the Trust Account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For The Three Months Ended June 30, 2021	For The Period From January 8, 2021 (Inception) through June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$9,740	$10,436
Less: Company's portion available to be withdrawn to pay taxes	(9,740)	(10,436)
Net income attributable	$-	$-
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	27,342,030	28,639,679
Basic and diluted net income per share	$-	$-

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,713,145)	$(5,947,861)
Net income allocable to Class A ordinary shares subject to possible redemption	-	-
Non-redeemable net loss	$(4,713,145)	$(5,947,861)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	7,647,505	12,924,266
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.62)	$(0.46)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2021 and the period from January 8, 2021 (inception) through June 30, 2021 the Company incurred $30,000 and $40,000 of such fees, reported as general and administrative expenses – related party in the accompanying condensed statements of operations, respectively.

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

Note 7—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 4,427,693 Class A ordinary shares issued or outstanding, excluding 28,971,558 Class A ordinary shares subject to possible redemption.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Warrants

As of June 30, 2021, there were 16,184,626 and 515,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$323,703,318	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$19,745,240	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$628,300	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in May 2021, when the Public Warrants were separately listed and traded in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in May 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation. For the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021, the Company recognized a loss resulting from changes in the fair value of derivative warrant liabilities of approximately $4.4 million and $4.7 million, respectively, which is presented in the accompanying condensed statements of operations.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 23, 2021	April 7, 2021
Exercise price	$11.50	$11.50
Stock price	$9.53	$9.51
Volatility	15.6%	15.7%
Term	6.5	6.5
Risk-free rate	1.18%	1.21%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 23, 2021 (inception)	$-
Issuance of Public and Private Warrants	14,449,550
Change in fair value of derivative warrant liabilities	294,850
Derivative warrant liabilities at March 31, 2021	$14,744,400
Issuance of Public Warrants; over-allotment	1,267,550
Transfer of Public Warrants to Level 1	(15,517,550)
Transfer of Private Placement Warrants to Level 2	(494,400)
Derivative warrant liabilities at June 30, 2021	$-

Note 10—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date these unaudited condensed financial statements were issued. Based upon this review, except as noted above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Our registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on March 17, 2021. On March 23, 3021, we consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.2 million, inclusive of approximately $10.5 million in deferred underwriting commissions. On April 7, 2021, the underwriter exercised the over-allotment option in part and purchased an additional 2,369,251 Units (the “Over-Allotment Units”), generating additional gross proceeds of $23,692,510.

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

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of approximately $4.7 million, which primarily consisted of a noncash loss of approximately $4.4 million resulting from changes in fair value of derivative liabilities, approximately $294,000 general and administrative expenses and a non-operating expense of approximately $68,000 related to offering costs for derivative liabilities, partially offset by income from investments held in the Trust Account of $10,000.

For the period from January 8, 2021 (inception) through June 30, 2021, we had net loss of approximately $5.9 million, which primarily consisted of a noncash loss of approximately $4.7 million resulting from changes in fair value of derivative liabilities, approximately $457,000 general and administrative expenses and a non-operating expense of approximately $845,000 related to offering costs for derivative liabilities, partially offset by income from investments held in the Trust Account of $11,000.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.8 million in our operating bank account and working capital of approximately $2.7 million.

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

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the condensed balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an administrative services agreement to pay our Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to us.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation.

Class A common stock subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,971,558 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase up to an aggregate of 16,699,626 of the Company’s Class A ordinary shares in the calculation of the diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per ordinary share for shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on investments held by the Trust Account, by the weighted average number of ordinary shares subject to possible redemption outstanding since original issuance.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. The Company had a material weakness related to the accounting for warrant liabilities.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the remediation steps taken to address the material weakness. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 as filed with the SEC on May 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2021 as filed with the SEC on May 27, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 20th day of August 2021.

BYTE ACQUISITION CORP.

By:	/s/ Danny Yamin
Name:	Danny Yamin
Title:	Chief Executive Officer