Form 10-Q
period 2021-09-30
BYTE Acquisition Corp.
filed 2021-11-18
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 18, 2021, 33,399,251 shares of Class A ordinary shares, par value $0.0001, and 8,092,313 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021(Unaudited)	3
	Condensed Statement of Cash Flows for the period from January 8, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES		30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021
(Unaudited)

Assets
Current assets:
Cash	$1,727,804
Prepaid expenses	835,924
Total current assets	2,563,728
Investments held in Trust Account	323,709,480
Total Assets	$326,273,208

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$75,385
Total current liabilities	75,385
Deferred underwriting commissions	11,329,238
Derivative warrant liabilities	10,353,770
Total liabilities	21,758,393

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,369,251 shares	323,692,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,030,000 shares issued and outstanding (excluding 32,369,251 shares subject to possible redemption)	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,092,313 shares issued and outstanding	809
Additional paid-in capital	-
Accumulated deficit	(19,178,607)
Total shareholders’ deficit	(19,177,695)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$326,273,208

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For The Period From January 8, 2021 (inception) through September 30, 2021
General and administrative expenses	$196,702	$613,851
General and administrative expenses - related party	30,000	70,000
Loss from operations	(226,702)	(683,851)
Change in fair value of derivative warrant liabilities	10,019,770	5,363,330
Offering costs associated with derivative warrant liabilities	-	(845,080)
Income from investments held in Trust Account	6,162	16,970
Net income	$9,799,230	$3,851,369

Weighted average shares outstanding of Class A ordinary shares	32,369,251	23,230,667

Basic and diluted net income per share, Class A ordinary shares	$0.24	$0.12

Weighted average shares outstanding of Class B ordinary shares	9,122,313	8,637,592

Basic and diluted net income per share, Class B ordinary shares	$0.24	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM

JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 8, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Sale of private placement units, less fair value of derivative warrant liabilities	1,030,000	103	-	-	9,800,347	-	9,800,450
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(9,824,484)	(23,030,030)	(32,854,514)
Net loss	-	-	-	-	-	(1,234,716)	(1,234,716)
Balance - March 31, 2021 (unaudited), as restated	1,030,000	$103	8,625,000	$863	$-	$(24,264,746)	$(24,263,780)
Forfeiture of Class B ordinary shares	-	-	(532,687)	(54)	54	-	-
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	-	-	-	-	(54)	54	-
Net loss	-	-	-	-	-	(4,713,145)	(4,713,145)
Balance - June 30, 2021 (unaudited), as restated	1,030,000	$103	8,092,313	$809	$-	$(28,977,837)	$(28,976,925)
Net income	-	-	-	-	-	9,799,230	9,799,230
Balance - September 30, 2021	1,030,000	$103	8,092,313	$809	$-	$(19,178,607)	$(19,177,695)

The accompanying notes are an integral part of these unaudited financial statements.

BYTE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,851,369
Adjustments to reconcile net income to net cash used in operating activities:
General and adminsitrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and adminsitrative expenses paid by related party under promissory note	2,330
Change in fair value of derivative warrant liabilities	(5,363,330)
Offering costs associated with derivative warrant liabilities	845,080
Income from investments held in Trust Account	(16,970)
Changes in operating assets and liabilities:
Prepaid expenses	(835,924)
Accrued expenses	5,385
Net cash used in operating activities	(1,487,060)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(323,692,510)
Net cash used in investing activities	(323,692,510)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(148,620)
Proceeds received from initial public offering, gross	323,692,510
Proceeds received from private placement	10,300,000
Offering costs paid	(6,936,516)
Net cash provided by financing activities	326,907,374

Net change in cash	1,727,804

Cash - beginning of the period	-
Cash - end of the period	$1,727,804

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under promissory note	$146,289
Deferred underwriting commissions	$11,329,238

The accompanying notes are an integral part of these unaudited financial statements.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

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

As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Byte Holdings LP, a Cayman Islands exempted limited partnership (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 17, 2021. On March 23, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring underwriting fees and other offering costs of approximately $17.2 million, inclusive of approximately $10.5 million in deferred underwriting commissions (see Note 6). The underwriter was granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On April 7, 2021, the underwriter exercised the over-allotment option in part and purchased an additional 2,369,251 Units (the “Over-Allotment Units”), generating gross proceeds of $23,692,510.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1.7 million in its operating bank account and working capital of approximately $2.5 million.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Restatement of Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on March 29, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Post-IPO Balance Sheet and the Affected Quarterly Periods should be restated to present all Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. As such, the Company is reporting these restatements to those periods in this Quarterly Report. The previously presented Post-IPO Balance Sheet and Affected Quarterly Periods should no longer be relied upon.

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A ordinary shares subject to possible redemption of approximately $26.4 million, a decrease to additional paid-in capital of $5.9 million, an increase to the accumulated deficit of $20.5 million, and the reclassification of 2,640,808 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

As of March 23, 2021	As Reported	Adjustment	As Restated
Total assets	$303,847,702		$303,847,702
Total liabilities	$25,255,778		$25,255,778
Class A ordinary shares subject to possible redemption	273,591,920	26,408,080	300,000,000
Preference shares	-	-	-
Class A ordinary shares	264	(161)	103
Class B ordinary shares	863	-	863
Additional paid-in capital	5,881,028	(5,881,028)	-
Retained earnings (accumulated deficit)	(882,151)	(20,526,891)	(21,409,042)
Total shareholders’ equity (deficit)	$5,000,004	$(26,408,080)	$(21,408,076)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$303,847,702	$-	$303,847,702

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$303,677,311		$303,677,311
Total liabilities	$25,437,952		$25,437,952
Class A ordinary shares subject to possible redemption	273,239,350	26,760,650	300,000,000
Preference shares	-	-	-
Class A ordinary shares	371	(268)	103
Class B ordinary shares	863	-	863
Additional paid-in capital	6,233,491	(6,233,491)	-
Retained earnings (accumulated deficit)	(1,234,716)	(20,526,891)	(21,761,607)
Total shareholders’ equity (deficit)	$5,000,009	$(26,760,650)	$(21,760,641)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$303,677,311	$-	$303,677,311

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 8, 2021 (inception) through March 31, 2021:

Form 10-Q: For the Period From January 8, 2021 (Inception) Through March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flows Used In Operating Activities	$(1,181,799)	$-	$(1,181,799)
Cash Flows Used In Investing Activities	$(300,900,000)	$-	$(300,900,000)
Cash Flows Provided By Financing Activities	$303,710,581	$-	$303,710,581
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accounts payable	$21,866	$-	$21,866
Offering costs included in accrued expenses	$70,000	$-	$70,000
Offering costs paid by related party under promissory note	$146,289	$-	$146,289
Deferred underwriting commissions in connection with the initial public offering	$10,500,000	$-	$10,500,000
Initial value of Class A ordinary shares subject to possible redemption	$288,041,470	$(288,041,470)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(14,802,120)	$14,802,120	$-

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$326,509,384		$326,509,384
Total liabilities	$31,793,798		$31,793,798
Class A ordinary shares subject to possible redemption	289,715,580	33,976,930	323,692,510
Preference shares	-	-	-
Class A ordinary shares	443	(340)	103
Class B ordinary shares	809	-	809
Additional paid-in capital	10,946,615	(10,946,615)	-
Retained earnings (accumulated deficit)	(5,947,861)	(23,029,975)	(28,977,836)
Total shareholders’ equity (deficit)	$5,000,006	$(33,976,930)	$(28,976,924)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$326,509,384	$-	$326,509,384

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 8, 2021 (inception) through June 30, 2021:

Form 10-Q: For the Period From January 8, 2021 (Inception) Through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flows Used In Operating Activities	$(1,393,953)	$-	$(1,393,953)
Cash Flows Used In Investing Activities	$(323,692,510)	$-	$(323,692,510)
Cash Flows Provided By Financing Activities	$326,908,374	$-	$326,908,374
Supplemental Disclosure of Noncash Financing Activities:
Offering costs included in accrued expenses	$70,000	$-	$70,000
Offering costs paid by related party under promissory note	$146,289	$-	$146,289
Deferred underwriting commissions in connection with the initial public offering	$11,329,237	$-	$11,329,237
Initial value of Class A ordinary shares subject to possible redemption	$288,041,470	$(288,041,470)	$-
Change in value of Class A ordinary shares subject to possible redemption	$1,674,110	$(1,674,110)	$-

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statement of shareholders’ equity for the period from January 8, 2021 (inception) through June 30, 2021:

For the Three Months Ended June 30, 2021 and for the Period From January 8, 2021 (Inception) through June 30, 2021
	As Reported	Adjustment	As Restated
Balance - January 8, 2021 (inception)	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	25,000	-	25,000
Sale of shares in initial public offering, less allocation to derivative warrant liabilities, gross	285,550,450	(285,550,450)	-
Offering costs	(16,401,375)	16,401,375	-
Sale of shares in initial private offering, less allocation to derivative warrant liabilities, gross	10,300,000	(499,550)	9,800,450
Shares subject to possible redemption	(273,239,350)	273,239,350	-
Accretion of Class A ordinary shares subject to possible redemption amount	-	(32,854,514)	(32,854,514)
Net loss	(1,234,716)	-	(1,234,716)
Balance - March 31, 2021 (Unaudited)	$-	$(19,303,072)	$(19,303,072)
Sale of shares in initial public offering, less allocation to derivative warrant liabilities, gross (Over-allotment)	285,550,450	(285,550,450)	-
Offering costs	(1,235,587)	1,235,587	-
Shares subject to possible redemption	(16,476,230)	16,476,230	-
Net loss	$(4,713,145)	$-	$(4,713,145)
Balance - June 30, 2021 (Unaudited)	$-	$(19,985,729)	$(19,985,729)

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period From January 8, 2021 (Inception) Through March 31, 2021
Net loss	$(1,234,716)	$-	$(1,234,716)
Weighted average shares outstanding	28,639,679	(25,386,667)	3,253,012
Basic and diluted earnings per share	$-	$(0.11)	$(0.11)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(4,713,145)	$-	$(4,713,145)
Weighted average shares outstanding	27,342,030	4,871,007	32,213,037
Basic and diluted earnings per share	$-	$(0.11)	$(0.11)
Form 10-Q (June 30, 2021) - For the Period From January 8, 2021 (Inception) Through June 30, 2021
Net loss	$(5,947,861)	$-	$(5,947,861)
Weighted average shares outstanding	28,639,679	(10,240,907)	18,398,772
Basic and diluted earnings per share	$-	$(0.22)	$(0.22)

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period From January 8, 2021 (Inception) Through March 31, 2021
Net loss	$(1,234,716)	$-	$(1,234,716)
Weighted average shares outstanding	10,770,846	(1,687,587)	9,083,259
Basic and diluted earnings per share	$(0.11)	$(0.00)	$(0.11)
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(4,713,145)	$-	$(4,713,145)
Weighted average shares outstanding	7,647,505	1,435,754	9,083,259
Basic and diluted earnings per share	$(0.62)	$0.51	$(0.11)
Form 10-Q (June 30, 2021) - For the Period From January 8, 2021 (Inception) Through June 30, 2021
Net loss	$(5,947,861)	$-	$(5,947,861)
Weighted average shares outstanding	12,924,266	(4,542,964)	8,381,302
Basic and diluted earnings per share	$(0.46)	$0.24	$(0.22)

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants and forward purchase agreements, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including sale of the Over-Allotment Units) and the Private Placement to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For The Period From January 8, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$7,644,777	$2,154,453	$2,807,492	$1,043,877

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,369,251	9,122,313	23,230,667	8,637,592

Basic and diluted net income per ordinary share	$0.24	$0.24	$0.12	$0.12

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 8, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

Note 3 - Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 - Private Placement

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

Note 5 - Related Party Transactions

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

Promissory Note - Related Party

On January 22, 2021, the Company entered into a promissory note with the Sponsor, pursuant to which the Company could have borrowed up to an aggregate principal amount of $251,000 (the “Note”). The Note was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $149,000 under the Note and fully repaid the Note on March 25, 2021.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2021 and the period from January 8, 2021 (inception) through September 30, 2021 the Company incurred $30,000 and $70,000 of such fees, reported as general and administrative expenses - related party in the accompanying condensed statements of operations, respectively.

Note 6 - Commitments and Contingencies

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On April 7, 2021, the underwriter exercised the over-allotment option in part and purchased the Over-Allotment Units, generating gross proceeds of $23,692,510.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $6.5 million in the aggregate, paid upon the closing of the Initial Public Offering and sale of Over-Allotment Units. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $11.3 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2021, there were 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Class A ordinary shares subject to possible redemption	$323,692,510

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Equity

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 1,030,000 Class A ordinary shares issued or outstanding, excluding 32,369,251 Class A ordinary shares subject to possible redemption, which have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On April 7, 2021, the underwriter exercised its over-allotment in part, and 532,687 Class B ordinary shares were subsequently forfeited.

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

Note 9 - Warrants

As of September 30, 2021, there were 16,184,626 and 515,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$323,709,480	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$10,034,470	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$319,300	$-

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $10.0 million and $5.4 million, respectively, which is presented in the accompanying condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 23, 2021	April 7, 2021
Exercise price	$11.50	$11.50
Share price	$9.53	$9.51
Volatility	15.6%	15.7%
Term	6.5	6.5
Risk-free rate	1.18%	1.21%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at March 23, 2021 (inception)	$-
Issuance of Public and Private Warrants	14,449,550
Change in fair value of derivative warrant liabilities	294,850
Derivative warrant liabilities at March 31, 2021	$14,744,400
Issuance of Public Warrants; over-allotment	1,267,550
Transfer of Public Warrants to Level 1	(15,517,550)
Transfer of Private Placement Warrants to Level 2	(494,400)
Derivative warrant liabilities at June 30, 2021	$-
Derivative warrant liabilities at September 30, 2021	$-

Note 11 - Subsequent Events

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

Results of Operations

Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $9.8 million, which primarily consisted of a noncash gain of approximately $10.0 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $6,000, partially offset by approximately $227,000 of general and administrative expenses, including $30,000 of general and administrative expenses to related parties.

For the period from January 8, 2021 (inception) through September 30, 2021, we had net income of approximately $3.9 million, which primarily consisted of a noncash gain of approximately $5.4 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $17,000, partially offset by approximately $684,000 of general and administrative expenses, including $70,000 of general and administrative expenses to related parties.

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.7 million in our operating bank account and working capital of approximately $2.5 million.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net income per ordinary share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Initial Public Offering (including sale of the Over-Allotment Units) and the Private Placement to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended September 30, 2021 and for the period from January 8, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 8, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of the Class A ordinary shares and warrants issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Quarterly Report on Form 10-Q as filed with the SEC on August 20, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

After consultation with our independent registered public accounting firm, our management concluded that we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

As a result of the material weakness in our internal control over financial reporting, the change in accounting for the Public Shares, and other matters raised or that may in the future be raised by the SEC, we potentially face litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of November 2021.

BYTE ACQUISITION CORP.

By:	/s/ Danny Yamin
Name:	Danny Yamin
Title:	Chief Executive Officer