Form 10-Q
period 2022-03-31
BYTE Acquisition Corp.
filed 2022-05-12
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 33,399,251 shares of Class A ordinary shares, par value $0.0001, and 8,092,313 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,470,052	$1,663,104
Prepaid expenses	584,707	572,250
Total current assets	2,054,759	2,235,354
Non-current assets:
Investments held in Trust Account	323,747,606	323,716,979
Prepaid expenses (non-current)	-	120,082
Total non-current assets	323,747,606	323,837,061
Total Assets	$325,802,365	$326,072,415

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,793	$23,387
Accrued expenses	248,403	181,202
Total current liabilities	252,196	204,589
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	3,281,560	8,854,570
Total liabilities	14,862,994	20,388,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.00 per share, $0.0001 par value; 32,369,251 shares issued and outstanding as of March 31, 2022 and December 31, 2021	323,692,510	323,692,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,030,000 shares issued and outstanding (excluding 32,369,251 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	103	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,092,313 shares issued and outstanding as of March 31, 2022 and December 31, 2021	809	809
Additional paid-in capital	-	-
Accumulated deficit	(12,754,051)	(18,009,404)
Total shareholders’ deficit	(12,753,139)	(18,008,492)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$325,802,365	$326,072,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period From January 8, 2021 (Inception) through March 31, 2021
General and administrative expenses	$318,284	$153,007
General and administrative expenses - related party	30,000	10,000
Loss from operations	(348,284)	(163,007)
Change in fair value of derivative warrant liabilities	5,573,010	(294,850)
Offering costs associated with derivative warrant liabilities	-	(777,580)
Income from investments held in Trust Account	30,627	721
Net income (loss)	$5,255,353	$(1,234,716)

Weighted average shares outstanding of Class A ordinary shares	32,369,251	3,253,012

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.13	$(0.11)

Weighted average shares outstanding of Class B ordinary shares	9,122,313	9,083,259

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.13	$(0.11)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED March 31, 2022

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,030,000	$103	8,092,313	$809	$-	$(18,009,404)	$(18,008,492)
Net income	-	-	-	-	-	5,255,353	5,255,353
Balance - March 31, 2022	1,030,000	$103	8,092,313	$809	$-	$(12,754,051)	$(12,753,139)

FOR THE PERIOD FROM JANUARY 8, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 8, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial private offering, less allocation to derivative warrant liabilities	1,030,000	103	-	-	9,800,347	-	9,800,450
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(9,824,484)	(23,030,030)	(32,854,514)
Net loss	-	-	-	-	-	(1,234,716)	(1,234,716)
Balance - March 31, 2021	1,030,000	$103	8,625,000	$863	$-	$(24,264,746)	$(24,263,780)

The accompanying notes are an integral part of these unaudited financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2022	For the Period From January 8, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,255,353	$(1,234,716)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and administrative expenses paid by related party under promissory note	-	2,330
Change in fair value of derivative warrant liabilities	(5,573,010)	294,850
Offering costs associated with derivative warrant liabilities	-	777,580
Income from investments held in Trust Account	(30,627)	(721)
Changes in operating assets and liabilities:
Prepaid expenses	107,625	(1,147,808)
Accounts payable	(19,594)	84,643
Accrued expenses	67,201	17,043
Net cash used in operating activities	(193,052)	(1,181,799)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(300,900,000)
Net cash used in investing activities	-	(300,900,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(148,619)
Proceeds from initial public offering and over-allotment exercise, net	-	300,000,000
Proceeds received from private placement	-	10,300,000
Offering costs paid	-	(6,440,800)
Net cash provided by financing activities	-	303,710,581

Net change in cash	(193,052)	1,628,782

Cash - beginning of the period	1,663,104	-
Cash - end of the period	$1,470,052	$1,628,782

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$-	$21,866
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$146,289
Deferred underwriting commissions	$-	$10,500,000
Remeasurement on Class A ordinary shares subject to possible redemption	$-	$(32,854,514)

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

As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 5, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 6, 2022.

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $1.5 million in its operating bank account and working capital of approximately $1.8 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 or December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,099,914	$1,155,439

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,369,251	9,122,313

Basic and diluted net income per ordinary share	$0.13	$0.13

	For the Period From January 8, 2021 (Inception) through March 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(369,688)	$(865,028)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	3,253,012	7,611,687

Basic and diluted net loss per ordinary share	$(0.11)	$(0.11)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021 the Company incurred $30,000 and $10,000 of such fees, reported as general and administrative expenses - related party in the accompanying condensed statements of operations, respectively. As of March 31, 2022 and December 31, 2021, there were $0 and $10,000 of such expenses unpaid in accounts payable on the condensed balance sheets, respectively.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2022 and December 31, 2021, there were 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

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

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,030,000 Class A ordinary shares issued or outstanding, excluding 32,369,251 Class A ordinary shares subject to possible redemption, which have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On April 7, 2021, the underwriter exercised its over-allotment in part, and 532,687 Class B ordinary shares were subsequently forfeited.

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

Note 9 - Warrants

As of March 31, 2022 and December 31, 2021, there were 16,184,626 and 515,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$323,747,606	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$3,180,340	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$101,220	$-

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$323,716,979	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$8,582,810	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$271,760	$-

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended March 31, 2022 and for the period from January 8, 2021 (inception) through March 31, 2021, the Company recognized a gain and loss resulting from changes in the fair value of derivative warrant liabilities of approximately $5.6 million and $0.3 million, which is presented in the accompanying condensed statements of operations, respectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

March 23, 2021
Exercise price	$11.50
Share price	$9.53
Volatility	15.6%
Term	6.5
Risk-free rate	1.18%

The change in the fair value of derivative liabilities, measured using Level 3 inputs, for the period ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at March 23, 2021 (inception)	$-
Issuance of Public and Private Warrants	14,449,550
Change in fair value of derivative warrant liabilities	294,850
Derivative warrant liabilities at March 31, 2021	$14,744,400

Note 11 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity since inception through March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of approximately $5.3 million, which primarily consisted of a noncash gain of approximately $5.6 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $31,000, partially offset by approximately $318,000 of general and administrative expenses, including $30,000 of general and administrative expenses to related parties.

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

Liquidity and Going Concern

As of March 31, 2022, we had cash of $1.5 million. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares and private placement units by the Sponsor and loans from our Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 6, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Standards

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2022.

BYTE ACQUISITION CORP.

By:	/s/ Danny Yamin
Name:	Danny Yamin
Title:	Chief Executive Officer