Form 10-Q
period 2022-06-30
BYTE Acquisition Corp.
filed 2022-08-12
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, 33,399,251 shares of Class A ordinary shares, par value $0.0001, and 8,092,313 shares of Class B ordinary shares, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 8, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

SIGNATURES		25

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,264,916	$1,663,104
Prepaid expenses	438,832	572,250
Total current assets	1,703,748	2,235,354
Non-current assets:
Investments held in Trust Account	324,171,753	323,716,979
Prepaid expenses (non-current)	-	120,082
Total non-current assets	324,171,753	323,837,061
Total Assets	$325,875,501	$326,072,415

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$8,654	$23,387
Accrued expenses	180,962	181,202
Total current liabilities	189,616	204,589
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	1,502,720	8,854,570
Total liabilities	13,021,574	20,388,397

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.012 and $10.00 per share, $0.0001 par value; 32,369,251 shares issued and outstanding as of June 30, 2022 and December 31, 2021	324,071,753	323,692,510

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,030,000 shares issued and outstanding (excluding 32,369,251 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	103	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,092,313 shares issued and outstanding as of June 30, 2022 and December 31, 2021	809	809
Additional paid-in capital	-	-
Accumulated deficit	(11,218,738)	(18,009,404)
Total shareholders’ deficit	(11,217,826)	(18,008,492)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$325,875,501	$326,072,415

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For The Period From January 8, 2021 (Inception) through June 30, 2021
General and administrative expenses	$258,432	$264,142	$576,716	$417,149
General and administrative expenses - related party	30,000	30,000	60,000	40,000
Loss from operations	(288,432)	(294,142)	(636,716)	(457,149)
Change in fair value of derivative warrant liabilities	1,778,840	(4,361,590)	7,351,850	(4,656,440)
Offering costs associated with derivative warrant liabilities	-	(67,500)	-	(845,080)
Income from investments held in Trust Account	424,148	10,087	454,775	10,808
Net income (loss)	$1,914,556	$(4,713,145)	$7,169,909	$(5,947,861)

Weighted average shares outstanding of Class A ordinary shares	32,369,251	32,213,037	32,369,251	18,398,772

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$(0.12)	$0.17	$(0.22)

Weighted average shares outstanding of Class B ordinary shares	9,122,313	8,530,000	9,122,313	8,091,954

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.12)	$0.17	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,030,000	$103	8,092,313	$809	$-	$(18,009,404)	$(18,008,492)
Net income	-	-	-	-	-	5,255,353	5,255,353
Balance - March 31, 2022	1,030,000	$103	8,092,313	$809	$-	$(12,754,051)	$(12,753,139)
Net income	-	-	-	-	-	1,914,556	1,914,556
Remeasurement of redemption value of Class A ordinary shares subject to redemption	-	-	-	-	-	(379,243)	(379,243)
Balance - June 30, 2022	1,030,000	$103	8,092,313	$809	$-	$(11,218,738)	$(11,217,826)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 8, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 8, 2021 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial private offering, less allocation to derivative warrant liabilities	1,030,000	103	-	-	9,800,347	-	9,800,450
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(9,824,484)	(23,030,030)	(32,854,514)
Net loss	-	-	-	-	-	(1,234,716)	(1,234,716)
Balance - March 31, 2021	1,030,000	$103	8,625,000	$863	$-	$(24,264,746)	$(24,263,780)
Forfeiture of Class B ordinary shares	-	-	(532,687)	(54)	54	-	-
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	-	-	-	-	(54)	54	-
Net loss	-	-	-	-	-	(4,713,145)	(4,713,145)
Balance - June 30, 2021	1,030,000	$103	8,092,313	$809	$-	$(28,977,837)	$(28,976,925)

The accompanying notes are an integral part of these unaudited financial statements.

BYTE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For The Period From January 8, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,169,909	$(5,947,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and adminsitrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
General and adminsitrative expenses paid by related party under promissory note	-	2,330
Change in fair value of derivative warrant liabilities	(7,351,850)	4,656,440
Offering costs associated with derivative warrant liabilities	-	845,080
Income from investments held in Trust Account	(454,775)	(10,808)
Changes in operating assets and liabilities:
Prepaid expenses	253,500	(985,155)
Accounts payable	(14,732)	43,136
Accrued expenses	(240)	(22,115)
Net cash used in operating activities	(398,188)	(1,393,953)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(323,692,510)
Net cash used in investing activities	-	(323,692,510)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(148,620)
Proceeds from initial public offering and over-allotment exercise, net	-	323,692,510
Proceeds received from private placement	-	10,300,000
Offering costs paid	-	(6,936,516)
Net cash provided by financing activities	-	326,907,374

Net change in cash	(398,188)	1,820,911

Cash - beginning of the period	1,663,104	-
Cash - end of the period	$1,264,916	$1,820,911

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$-	$70,000
Offering costs paid by related party under promissory note	$-	$146,289
Deferred underwriting commissions	$-	$11,329,237
Remeasurement on Class A ordinary shares subject to possible redemption	$379,243	$32,854,514

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

As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (at $10.012 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $1.3 million in its operating bank account and working capital of approximately $1.5 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Company’s Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 8, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For the Six Months Ended June 30, 2022		For The Period From January 8, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$5,593,537	$1,576,372	$(4,131,006)	$(1,816,855)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,369,251	9,122,313	18,398,772	8,091,954

Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$(0.22)	$(0.22)

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,493,623	$420,933	$(3,726,397)	$(986,748)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,369,251	9,122,313	32,213,037	8,530,000

Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.12)	$(0.12)

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended June 31, 2022 and 2021 the Company incurred $30,000 and $30,000 of such fees, reported as general and administrative expenses - related party in the accompanying condensed statements of operations, respectively. During the six months ended June 31, 2022 and the period from January 8, 2021 (inception) through June 30, 2021 the Company incurred $60,000 and $40,000 of such fees, reported as general and administrative expenses - related party in the accompanying condensed statements of operations, respectively. As of June 30, 2022 and December 31, 2021, there were $0 and $10,000 of such expenses unpaid in accounts payable on the condensed balance sheets, respectively.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2022 and December 31, 2021, there were 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of June 30, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Remeasurement on Class A ordinary shares subject to possible redemption amount	379,243
Class A ordinary shares subject to possible redemption	$324,071,753

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,030,000 Class A ordinary shares issued or outstanding, excluding 32,369,251 Class A ordinary shares subject to possible redemption, which have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 8,092,313 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On April 7, 2021, the underwriter exercised its over-allotment in part, and 532,687 Class B ordinary shares were subsequently forfeited.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 16,699,626 warrants outstanding, comprised of 16,184,626 Public Warrants and 515,000 Private Placement Warrants.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$324,171,753	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$1,456,620	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$46,100	$-

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$323,716,979	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$8,582,810	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$271,760	$-

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $1.8 million and ($4.4 million), which is presented in the accompanying condensed statements of operations, respectively. For the six months ended June 30, 2022 and for the period from January 8, 2021 (inception) through June 30, 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $7.4 million and ($4.7 million), which is presented in the accompanying condensed statements of operations, respectively.

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

Results of Operations

Our entire activity since inception through June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of approximately $1.9 million, which primarily consisted of a noncash gain of approximately $1.8 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $424,000, partially offset by approximately $288,000 of general and administrative expenses, including $30,000 of general and administrative expenses to related parties.

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

For the six months ended June 30, 2022, we had net income of approximately $7.2 million, which primarily consisted of a noncash gain of approximately $7.4 million resulting from changes in fair value of derivative warrant liabilities and income from investments held in the Trust Account of approximately $455,000, partially offset by approximately $637,000 of general and administrative expenses, including $60,000 of general and administrative expenses to related parties.

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

Liquidity and Going Concern

As of June 30, 2022, we had cash of $1.3 million. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares and private placement units by the Sponsor and loans from our Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on April 6, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Standards

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 other than the risk factor below.

Foreign jurisdictions may consider us as operating in their jurisdiction, thus subjecting us to potential tax liabilities in such jurisdictions.

Certain foreign jurisdictions may assert that we are a corporation operating in their jurisdiction, and thus, subject to tax in such jurisdiction. Should such an assertion be made, we would expend significant resources to appeal such an assertion, which appeal may or may not be successful. In the event that we are found to be a corporation subject to tax in a foreign jurisdiction or jurisdictions, we may be required to pay taxes in such jurisdiction or jurisdictions, which would result in a significant expense to us.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August 2022.

BYTE ACQUISITION CORP.

By:	/s/ Danny Yamin
Name:	Danny Yamin
Title:	Chief Executive Officer