Form 10-Q
period 2023-03-31
BYTE Acquisition Corp.
filed 2023-05-05
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, 11,485,530 shares of Class A ordinary shares, par value $0.0001 were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$568,236	$1,054,581
Prepaid expenses	180,590	133,091
Total current assets	748,826	1,187,672
Non-current assets:
Investments held in Trust Account	25,117,794	328,226,432
Total non-current assets	25,117,794	328,226,432
Total Assets	$25,866,620	$329,414,104

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$65,442	$83,999
Accrued expenses	628,860	349,835
Non-redemption agreement liability	363,000	—
Total current liabilities	1,057,302	433,834
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	2,504,944	1,336,050
Total liabilities	14,891,484	13,099,122

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.59 and $10.14 per share, $0.0001 par value; 2,363,217 and 32,369,251 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	25,017,794	328,126,432

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,122,313 and 1,030,000 shares issued and outstanding (excluding 2,363,217 and 32,369,251 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	912	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none and 8,092,313 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	809
Additional paid-in capital	—	—
Accumulated deficit	(14,043,570)	(11,812,362)
Total shareholders’ deficit	(14,042,658)	(11,811,450)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$25,866,620	$329,414,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$645,589	$318,284
General and administrative expenses - related party	30,000	30,000
Loss from operations	(675,589)	(348,284)
Change in fair value of derivative warrant liabilities	(1,168,894)	5,573,010
Interest income – bank	9,275	—
Interest earned from investments held in Trust Account	2,998,349	30,627
Net income	$1,163,141	$5,255,353

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	27,368,245	32,369,251

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.13

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary shares	9,122,313	9,122,313

Basic and diluted net income per share, non-redeemable Class A ordinary shares and Class B ordinary shares	$0.03	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,030,000	$103	8,092,313	$809	$—	$(11,812,362)	$(11,811,450)
Conversion of Class B ordinary shares to Class A ordinary shares	8,092,313	809	(8,092,313)	(809)	—	—	—
Net income	—	—	—	—	—	1,163,141	1,163,141
Shareholder non-redemption agreement (Note 6)						(396,000)	(396,000)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,998,349)	(2,998,349)
Balance – March 31, 2023	9,122,313	$912	—	$—	$—	$(14,043,570)	$(14,042,658)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,030,000	$103	8,092,313	$809	$—	$(18,009,404)	$(18,008,492)
Net income	—	—	—	—	—	5,255,353	5,255,353
Balance – March 31, 2022	1,030,000	$103	8,092,313	$809	$—	$(12,754,051)	$(12,753,139)

The accompanying notes are an integral part of these unaudited financial statements.

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,163,141	$5,255,353
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,168,894	(5,573,010)
Income from investments held in Trust Account	(2,998,349)	(30,627)
Changes in operating assets and liabilities:
Prepaid expenses	(47,499)	107,625
Accounts payable	(18,557)	(19,594)
Accrued expenses	279,025	67,201
Net cash used in operating activities	(453,345)	(193,052)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	306,106,987	—
Net cash provided by investing activities	306,106,987	—

Cash Flows from Financing Activities:
Non-redemption agreement liability	(33,000)	—
Redemption of common stock	(306,106,987)	—
Net cash used in financing activities	(306,139,987)	—

Net change in cash	(486,345)	(193,052)

Cash - beginning of the period	1,054,581	1,663,104
Cash - end of the period	$568,236	$1,470,052
Supplemental disclosure of noncash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$2,998,349	$—
Shareholder non-redemption agreement liability	$396,000	$—

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

As of March 31, 2023, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the initial public offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

On March 16, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Article of Association to extend the date by which the Company must complete an initial business combination from March 23, 2023 to September 25, 2023 and to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination. In connection with the extraordinary general meeting of shareholder, shareholders holding an aggregate of 30,006,034 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.20 per share, or an aggregate total of $306,106,987, of the funds held in the Company’s trust account.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2023, the Company had approximately $568,000 in its operating bank account and working capital deficit of approximately $308,000.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 25, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2023 or December 31, 2022.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At March 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued in connection with the Company’s Initial Public Offering (the “Public Warrants”) (including sale of the Over-Allotment Units) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price.

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

Accordingly, as of March 31, 2023 and December 31, 2022, 2,363,217 and 32,369,251, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of ordinary shares:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class A non-redeemable	Class A	Class A non-redeemable and Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$872,366	$290,775	$4,099,914	$1,155,439

Denominator:
Basic and diluted weighted average ordinary shares outstanding	27,368,245	9,122,313	32,369,251	9,122,313

Basic and diluted net income per ordinary share	$0.03	$0.03	$0.13	$0.13

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have an impact on its financial statements.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and of such fees, reported as general and administrative expenses - related party in the accompanying statements of operations. On November 30, 2022, the Company assigned the Administrative Services Agreement, previously entered into by and between the Company and its sponsor, Byte Holdings LP, to Sagara Group, LLC, which is a company controlled by Mr. Gloor.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-Redemption Agreements

On March 8, 2023, the Company entered into two non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of its existing Public Shareholders (the “Non-Redeeming Shareholders”). Pursuant to the two Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Public Shares held by each party on the date of the Non-Redemption Agreements in connection with the vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from March 23, 2023 to September 25, 2023 (the “Proposed Extension” and such extended date, the “Extended Date”) and (b) vote their Public Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash, an aggregate of $66,000 per month through the Extended Date. The value of the shareholder non-redemption agreements of $396,000 was determined to be an issuance cost in accordance with Staff Accounting Bulletin Topic 5A and as such recorded to accumulated deficit as of the date the agreements were executed. As of March 31, 2023, the total outstanding shareholder redemption liability is $363,000 which is included in the condensed balance sheets. There was no outstanding shareholder redemption liability as of December 31, 2022.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of March 31, 2023 and December 31, 2022, there were 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Remeasurement on Class A ordinary shares subject to possible redemption amount	4,433,922
Class A ordinary shares subject to possible redemption, December 31, 2022	328,126,432
Less:
Redemption of Class A ordinary shares	(306,106,987)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	2,998,349
Class A ordinary shares subject to possible redemption, March 31, 2023	$25,017,794

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 9,122,313 and 1,030,000 Class A ordinary shares issued or outstanding, excluding 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption, respectively, which have been classified as temporary equity (see Note 7).

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were none and 8,092,313 Class B ordinary shares issued and outstanding, of which an aggregate of up to 1,125,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the Private Placement Shares). On April 7, 2021, the underwriter exercised its over-allotment in part, and 532,687 Class B ordinary shares were subsequently forfeited.

Effective as of March 27, 2023, pursuant to the terms of the amended and restated memorandum and articles of association, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect.

Note 9 - Warrants

As of March 31, 2023 and December 31, 2022, the Company had an aggregate of 16,699,626 warrants outstanding, comprised of 16,184,626 Public Warrants and 515,000 Private Placement Warrants.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$25,117,794	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$2,427,694	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$77,250	$—

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$328,226,432	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$1,294,770	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$41,280	$—

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended March 31, 2023 and 2022, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.2 million and $5.6 million, which is presented in the accompanying statements of operations, respectively.

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

Extension

The Company had until March 23, 2023 to consummate an initial business combination. On March 16, 2023, the Company held an extraordinary general meeting of shareholders (the “EGM”). In this meeting the shareholders approved amendments to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must complete an initial business combination from March 23, 2023 to September 25, 2023 (the “Extension” and such date, the “Extended Date”). In connection with the EGM, shareholders holding an aggregate of 30,006,034 shares of the Company’s Class A Ordinary Shares exercised their right to redeem their shares for $10.20 per share of the funds held in the Company’s trust account, leaving approximately $24.1 million in the trust account after such redemption.

Non-Redemption Agreements

On March 8, 2023, the Company entered into non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of its existing shareholders (the “Non-Redeeming Shareholders”) holding Class A Ordinary Shares of the Company. Pursuant to the Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Class A Ordinary Shares held by them on the date of the Non-Redemption Agreements (the “Shares”) in connection with the vote to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from March 23, 2023 to September 25, 2023 and (b) vote their Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash per month through the Extended Date.

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

Class B Conversion

Effective as of March 27, 2023, pursuant to the terms of the amended and restated memorandum and articles of association after the EGM, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect.

Results of Operations

Our entire activity since inception through March 31, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,163,141, which primarily consisted of interest earned from investments held in the Trust Account of $2,998,349 and interest income from bank account of $9,275, offset by $675,589 of losses from operations and a noncash loss of $1,168,894 resulting from changes in fair value of derivative warrant liabilities.

For the three months ended March 31, 2022, we had net income of $5,255,353, which primarily consisted of interest earned from investments held in the Trust Account of $30,627 and a noncash gain of $5,573,010 resulting from changes in fair value of derivative warrant liabilities, offset by $348,284 of losses from operations.

Liquidity, Capital Resources and Going Concern Consideration

As of March 31, 2023, we had cash of $568,236. Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of ordinary shares and private placement units by the Sponsor and loans from our Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

The calculation of diluted net income per ordinary shares does not consider the effect of the warrants issued in connection with the Public Offering (including sale of the Over-Allotment Units) and the Private Placement to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the period ended March 31, 2023 and December 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not an impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 4th day of May 2023.

BYTE ACQUISITION CORP.

By:	/s/ Sam Gloor
Name:	Sam Gloor
Title:	Chief Executive Officer and Chief Financial Officer