Form 10-Q/A
period 2023-03-31
BYTE Acquisition Corp.
filed 2023-06-06
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Byte Acquisition Corp. (the “Company”) is filing this Amendment 1 to Form 10-Q (“Form 10-Q/A”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on May 5, 2023 (the “Original Report”).

Restatement Background

As previously disclosed, in connection with the approval by the shareholders of the amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete its initial business combination, the holders of 30,006,034 of the Company’s Class A ordinary shares (the “Redeeming Shareholders”) properly exercised their right to redeem their shares for cash, and such Redeeming Shareholders were paid approximately $10.20 per share properly redeemed. Due to a third-party administrative error in the calculation of accrued interest earned on the trust account, it was later determined that the Redeeming Shareholders were entitled to a redemption payment of approximately $10.22 per share instead of approximately $10.20 per share. This resulted in an error on our March 31, 2023 balance sheet for the redemption payable and the Class A ordinary shares subject to possible redemption value.

As a result, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2023 included in the Company’s Quarterly Report on Form 10-Q for should be restated in the Form 10-Q/A as a result of this error. These restatements result in a change in total liabilities and Class A ordinary shares subject to possible redemption. Further, there is no impact to the reported amounts for total assets, total equity, statements of operations, or the statements of change in shareholders’ deficit.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On June 2, 2023, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2023. The Company’s management has concluded that in light of the error described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures

In addition, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-Q/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q/A

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited and restated)
Assets
Current assets:
Cash	$568,236	$1,054,581
Prepaid expenses	180,590	133,091
Total current assets	748,826	1,187,672
Non-current assets:
Investments held in Trust Account	25,117,794	328,226,432
Total non-current assets	25,117,794	328,226,432
Total Assets	$25,866,620	$329,414,104

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$65,442	$83,999
Accrued expenses	628,860	349,835
Non-redemption agreement liability	363,000	—
Total current liabilities	1,057,302	433,834
Redemption payable	584,958
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	2,504,944	1,336,050
Total liabilities	15,476,442	13,099,122

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.34 and $10.14 per share, $0.0001 par value; 2,363,217 and 32,369,251 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	24,432,836	328,126,432

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,122,313 and 1,030,000 shares issued and outstanding (excluding 2,363,217 and 32,369,251 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	912	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none and 8,092,313 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	809
Additional paid-in capital	—	—
Accumulated deficit	(14,043,570)	(11,812,362)
Total shareholders’ deficit	(14,042,658)	(11,811,450)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$25,866,620	$329,414,104

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

BYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,163,141	$5,255,353
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,168,894	(5,573,010)
Income from investments held in Trust Account	(2,998,349)	(30,627)
Changes in operating assets and liabilities:
Prepaid expenses	(47,499)	107,625
Accounts payable	(18,557)	(19,594)
Accrued expenses	279,025	67,201
Net cash used in operating activities	(453,345)	(193,052)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	306,106,987	—
Net cash provided by investing activities	306,106,987	—

Cash Flows from Financing Activities:
Non-redemption agreement liability	(33,000)	—
Redemption of common stock	(306,106,987)	—
Net cash used in financing activities	(306,139,987)	—

Net change in cash	(486,345)	(193,052)

Cash - beginning of the period	1,054,581	1,663,104
Cash - end of the period	$568,236	$1,470,052
Supplemental disclosure of noncash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$2,998,349	$—
Redemption payable	$584,958	$—
Shareholder non-redemption agreement liability	$396,000	$—

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

On March 16, 2023, the Company held an extraordinary general meeting of shareholders, at which the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Article of Association to extend the date by which the Company must complete an initial business combination from March 23, 2023 to September 25, 2023 and to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination. In connection with the extraordinary general meeting of shareholder, shareholders holding an aggregate of 30,006,034 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.20 per share, or an aggregate total of $306,106,987, of the funds held in the Company’s trust account. Subsequently, it was determined that the redemption value per share was approximately $10.22 per share, or an aggregate total of $306,691,945, of the funds held in the Company’s trust account resulting in approximately $0.02 per share, or an aggregate total of $584,958 secondary distribution to the redeeming shareholders.

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption (restated)

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

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets as of March 31, 2023 and December 31, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Remeasurement on Class A ordinary shares subject to possible redemption amount	4,433,922
Class A ordinary shares subject to possible redemption, December 31, 2022	328,126,432
Less:
Redemption of Class A ordinary shares	(306,106,987)
Redemption payable	(584,958)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	2,998,349
Class A ordinary shares subject to possible redemption, March 31, 2023	$24,432,836

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

Note 11 – Restatement of Previously Issued Financial Statements

The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2023, As previously disclosed, in connection with the approval by the shareholders of the amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete its initial business combination, the holders of 30,006,034 of the Company’s Class A ordinary shares (the “Redeeming Shareholders”) properly exercised their right to redeem their shares for cash, and such Redeeming Shareholders were paid approximately $10.20 per share properly redeemed. Due to a third-party administrative error in the calculation of accrued interest earned on the trust account, it was later determined that the Redeeming Shareholders were entitled to a redemption payment of approximately $10.22 per share instead of approximately $10.20 per share.

The impact of the restatement is presented below:

Balance Sheet as of March 31, 2023	As Previously Reported	Adjustment	As Restated
Redemption payable	$—	$584,958	$584,958
Total Liabilities	$14,891,484	$584,958	$15,476,442
Class A ordinary shares subject to possible redemption	$25,017,794	$(584,958)	$24,432,836
Redemption value per share	$10.59	$(0.25)	$10.34

Note 12 - Subsequent Events (restated)

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On May 30, 2023, the underwriters waived their entitlement to receive payment of the deferred underwriting commissions of $11,329,238, that was to be paid under the terms of the underwriting agreement, in the event of closing of a business combination with Airship AI Holdings, Inc.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and accruals was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and March 31, 2023. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of June 2023.

BYTE ACQUISITION CORP.

By:	/s/ Sam Gloor
Name:	Sam Gloor
Title:	Chief Executive Officer and Chief Financial Officer