Form 10-Q
period 2023-06-30
BYTE Acquisition Corp.
filed 2023-08-14
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 11,485,530 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary share, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$213,892	$1,054,581
Prepaid expenses	40,379	133,091
Total current assets	254,271	1,187,672
Non-current assets:
Cash and investments held in Trust Account	24,947,430	328,226,432
Total non-current assets	24,947,430	328,226,432
Total Assets	$25,201,701	$329,414,104

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$20,172	$83,999
Accrued expenses	2,179,478	349,835
Non-redemption agreement liability	264,000	—
Total current liabilities	2,463,650	433,834
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	2,838,936	1,336,050
Total liabilities	16,631,824	13,099,122

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.51 and $10.14 per share, $0.0001 par value; 2,363,217 and 32,369,251 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	24,847,430	328,126,432

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,122,313 and 1,030,000 shares issued and outstanding (excluding 2,363,217 and 32,369,251 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	912	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 8,092,313 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	809
Additional paid-in capital	—	—
Accumulated deficit	(16,278,465)	(11,812,362)
Total shareholders’ deficit	(16,277,553)	(11,811,450)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$25,201,701	$329,414,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,877,090	$258,432	$2,522,679	$576,716
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(1,907,090)	(288,432)	(2,582,679)	(636,716)
Change in fair value of derivative warrant liabilities	(333,992)	1,778,840	(1,502,886)	7,351,850
Interest income – bank	6,177	—	15,452	—
Income from investments held in Trust Account	414,594	424,148	3,412,943	454,775
Net (loss) income	$(1,820,311)	$1,914,556	$(657,170)	$7,169,909

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	2,363,217	32,369,251	14,796,657	32,369,251

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.16)	$0.05	$(0.03)	$0.17

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary share	9,122,313	9,122,313	9,122,313	9,122,313

Basic and diluted net (loss) income per share, non-redeemable Class A ordinary shares and Class B ordinary share	$(0.16)	$0.05	$(0.03)	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,030,000	$103	8,092,313	$809	$—	$(11,812,362)	$(11,811,450)
Conversion of Class B ordinary shares to Class A ordinary shares	8,092,313	809	(8,092,313)	(809)	—	—	—
Net income	—	—	—	—	—	1,163,141	1,163,141
Shareholder non-redemption agreement (Note 6)						(396,000)	(396,000)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,998,349)	(2,998,349)
Balance – March 31, 2023	9,122,313	912	—	—	—	(14,043,570)	(14,042,658)
Issuance of Class B ordinary shares	—	—	1	—	10	—	10
Net loss	—	—	—	—	—	(1,820,311)	(1,820,311)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10)	(414,584)	(414,594)
Balance – June 30, 2023	9,122,313	$912	1	$—	$—	$(16,278,465)	$(16,277,553)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	1,030,000	$103	8,092,313	$809	$—	$(18,009,404)	$(18,008,492)
Net income	—	—	—	—	—	5,255,353	5,255,353
Balance - March 31, 2022	1,030,000	$103	8,092,313	$809	$—	$(12,754,051)	$(12,753,139)
Net income	—	—	—	—	—	1,914,556	1,914,556
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(379,243)	(379,243)
Balance - June 30, 2022	1,030,000	$103	8,092,313	$809	$—	$(11,218,738)	$(11,217,826)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(657,170)	$7,169,909
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,502,886	(7,351,850)
Income from investments held in Trust Account	(3,412,943)	(454,775)
Changes in operating assets and liabilities:
Prepaid expenses	92,712	253,500
Accounts payable	(63,827)	(14,732)
Accrued expenses	1,829,643	(240)
Net cash used in operating activities	(708,699)	(398,188)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	306,691,945	—
Net cash provided by investing activities	306,691,945	—

Cash Flows from Financing Activities:
Non-redemption agreement liability	(132,000)	—
Issuance of Class B ordinary share	10	—
Redemption of common stock	(306,691,945)	—
Net cash used in financing activities	(306,823,935)	—

Net change in cash	(840,689)	(398,188)
Cash - beginning of the period	1,054,581	1,663,104
Cash - end of the period	$213,892	$1,264,916
Supplemental disclosure of noncash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$3,412,943	$379,243
Shareholder non-redemption agreement liability	$396,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

BYTE Acquisition Corp. (“Byte”) is a blank check company incorporated as a Cayman Islands exempted company on January 8, 2021. Byte was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While Byte may pursue an initial business combination target in any business or industry, it intends to focus its search for targets in the Israeli technology industry, including those engaged in cybersecurity, automotive technology, fintech, enterprise software, cloud computing, semiconductors, medical technology, AI and robotics and that offer a differentiated technology platform and products. Byte is an early stage and emerging growth company and, as such, Byte is subject to all of the risks associated with early stage and emerging growth companies.

Byte has one wholly owned subsidiary, BYTE Merger Sub, Inc., a Washington corporation, which was formed on June 9, 2023. Byte and its subsidiary are collectively referred to as “the Company”.

On June 27, 2023, the Company entered into a merger agreement Airship AI Holdings, Inc., a Washington corporation, entered into a merger agreement (see Note 6.).

As of June 30, 2023, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering, sale of the Over-Allotment Units and closing of the Private Placement, $323.7 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment Units and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) and the Company will hold all funds in the Trust Account in cash, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. In addition, the Company transferred an excess amount of $900,000 into the Trust Account upon closing of the Initial Public Offering, of which approximately $474,000 remained in the Trust Account after closing of the sale of the Over-Allotment Units.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On March 16, 2023, the Company held an extraordinary general meeting, at which the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Article of Association to extend the date by which the Company must complete an initial business combination from March 23, 2023 to September 25, 2023 and to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination. In connection with the extraordinary general meeting, shareholders holding an aggregate of 30,006,034 shares of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.20 per share, or an aggregate total of $306,106,987, of the funds held in the Company’s Trust Account. Subsequently, it was determined that the redemption value per share was approximately $10.22 per share, or an aggregate total of $306,691,945, of the funds held in the Company’s Trust Account resulting in a secondary distribution to the redeeming shareholders of approximately $0.02 per share, or an aggregate total of $584,958.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will have until 30 months from the closing of the Initial Public Offering, or September 25, 2023 (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive its liquidation rights with respect to the Founder Shares and Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company completes the Business Combination with Airship AI Holdings, Inc. or in the event the Company does not complete a Business Combination within the Combination Period and, in either event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

The Sponsor agreed to indemnify and hold harmless the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or by a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of trust assets, less taxes payable. This liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent public accountants), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2023, the Company had approximately $214,000 in its operating bank account and working capital deficit of approximately $2.2 million.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 25, 2023. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2023 or December 31, 2022.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Investments Held in Trust Account

The funds in the Trust Account were, since the Company’s Initial Public Offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial Business Combination or liquidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. At June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The warrants issued in connection with the Company’s Initial Public Offering (the “Public Warrants”) (including sale of the Over-Allotment Units) and the Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Accordingly, as of June 30, 2023 and December 31, 2022, 2,363,217 and 32,369,251, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of ordinary shares:

	For The Three Months Ended June 30,
	2023		2022
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(374,540)	$(1,445,771)	$1,493,623	$420,933

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,363,217	9,122,313	32,369,251	9,122,313

Basic and diluted net (loss) income per ordinary share	$(0.16)	$(0.16)	$0.05	$0.05

	For The Six Months Ended June 30,
	2023		2022
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(406,536)	$(250,634)	$5,593,537	$1,576,372

Denominator:
Basic and diluted weighted average ordinary shares outstanding	14,796,657	9,122,313	32,369,251	9,122,313

Basic and diluted net income per ordinary share	$(0.03)	$(0.03)	$0.17	$0.17

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 9).

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

On June 26, 2023, the Company issued one Class B ordinary share for no consideration to assist with administrative function for no consideration.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2023 and 2022, the Company incurred $30,000 of such fees, reported as general and administrative expenses - related party in the accompanying consolidated statements of operations. During the six months ended June 30, 2023 and 2022, the Company incurred $60,000 of such fees, reported as general and administrative expenses - related party in the accompanying consolidated statements of operations. On November 30, 2022, the Company assigned the Administrative Services Agreement, previously entered into by and between the Company and its sponsor, Byte Holdings LP, to Sagara Group, LLC, which is a company controlled by Mr. Gloor.

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

Non-Redemption Agreements

On March 8, 2023, the Company entered into two non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of its existing Public Shareholders (the “Non-Redeeming Shareholders”). Pursuant to the two Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Public Shares held by each party on the date of the Non-Redemption Agreements in connection with the vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from March 23, 2023 to September 25, 2023 (the “Extended Date”) and (b) vote their Public Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash, an aggregate of $66,000 per month through the Extended Date. The value of the shareholder Non-Redemption Agreements of $396,000 was determined to be an issuance cost in accordance with Staff Accounting Bulletin Topic 5A and as such recorded to accumulated deficit as of the date the agreements were executed. As of June 30, 2023, the total outstanding shareholder redemption liability is $264,000 which is included in the condensed consolidated balance sheets. There was no outstanding shareholder redemption liability as of December 31, 2022.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Merger Agreement

On June 27, 2023, the Company (which shall de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation prior to the Closing Date (as defined below)), entered into a merger agreement, by and among the Company, BYTE Merger Sub Inc, (“Merger Sub”), and Airship AI Holdings, Inc., a Washington corporation (“Airship AI”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

Parent Support Agreement

In connection with the execution of the Merger Agreement, Byte entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and Airship AI, pursuant to which the Sponsor agreed to, among other things, vote all of its shares in favor of the various proposals related to the Business Combination and the Merger Agreement and any other matters necessary or reasonably requested by Byte for consummation of the Business Combination. The Sponsor has also agreed (a) to forfeit 1,000,000 Byte Class A ordinary shares owned by the Sponsor on the Closing Date and (b) to contribute 2,600,000 Byte Class A ordinary shares owned by the Sponsor to secure the Non-Redemption Agreements and/or the PIPE financing. The Parent Support Agreement also provides that the Sponsor Shares will be subject to a lock-up for a period of 180 days following the Closing.

Company Support Agreement

In connection with the execution of the Merger Agreement, Byte entered into a support agreement (the “Company Support Agreement”) with Airship AI and certain shareholders of Airship AI

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of June 30, 2023 and December 31, 2022, there were 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Remeasurement on Class A ordinary shares subject to possible redemption amount	4,433,922
Class A ordinary shares subject to possible redemption, December 31, 2022	328,126,432
Less:
Redemption of Class A ordinary shares	(306,691,945)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	3,412,943
Class A ordinary shares subject to possible redemption, June 30, 2023	$24,847,430

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 9,122,313 and 1,030,000 Class A ordinary shares issued or outstanding, excluding 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption, respectively, which have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 1 and 8,092,313 Class B ordinary shares issued and outstanding.

Effective as of March 27, 2023, pursuant to the terms of the amended and restated memorandum and articles of association, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect.

On June 26, 2023, the Company issued one Class B ordinary share for no consideration to assist with administrative function for no consideration.

Note 9 - Warrants

As of June 30, 2023 and December 31, 2022, the Company had an aggregate of 16,699,626 warrants outstanding, comprised of 16,184,626 Public Warrants and 515,000 Private Placement Warrants.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder;

●	if, and only if, the Reference Value equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

As of June 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$24,947,430	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$2,751,386	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$87,550	$—

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$328,226,432	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$1,294,770	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$41,280	$—

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended June 30, 2023 and 2022, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $0.3 million and $1.8 million, respectively, which is presented in the accompanying consolidate statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.5 million and $7.4 million, respectively, which is presented in the accompanying consolidate statements of operations.

Note 11 - Subsequent Events

The Company has evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On August 1, 2023, the Company entered into additional non-redemption agreement (“August Non-Redemption Agreement”) with Byte Holdings LP, a Cayman Islands exempted limited partnership and the Sponsor. Pursuant to the August Non-Redemption Agreement, Sponsor agreed to acquire from shareholders of the Company $6 million in aggregate value of the Company’s Class A ordinary shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise redemption rights with respect to their Class A ordinary shares, prior to the closing date of the Business Combination, to waive its redemption rights and hold the Class A ordinary shares through the closing date of the Business Combination, and to abstain from voting and not vote the Class A ordinary shares in favor of or against the Business Combination. As consideration for the August Non-Redemption Agreement, the Company agreed to pay the Sponsor $0.033 per Class A ordinary shares per month, which will begin accruing on the date that is three days after the date of the August Non-Redemption Agreement and terminate on the earlier of the closing date of the Business Combination, the termination of the Merger Agreement, or the Outside Closing Date (as defined in the Merger Agreement).

Additionally, on August 1, 2023, the Company entered into an August Non-Redemption Agreement with a Non-Redeeming Shareholder holding Class A ordinary shares, pursuant to which the Non-Redeeming Shareholder agreed not to redeem $1 million in aggregate value of Class A ordinary shares held by it on the date of the Non-Redemption Agreement in connection with the Business Combination.

On July 26, 2023, the Company received an advance of $70,560 from a related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to BYTE Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on January 8, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). While we may pursue an initial business combination target in any business or industry, we intend to focus our search for targets in the Israeli technology industry, including those engaged in cybersecurity, automotive technology, fintech, enterprise software, cloud computing, semiconductors, medical technology, AI and robotics and that offer a differentiated technology platform and products. Our sponsor is Byte Holdings LP, a Cayman Islands exempted limited partnership (our “Sponsor”).

Our registration statement for our initial public offering was declared effective on March 17, 2021. On March 23, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.2 million, inclusive of approximately $10.5 million in deferred underwriting commissions. On April 7, 2021, the underwriter exercised the over-allotment option in part and purchased an additional 2,369,251 Units (the “Over-Allotment Units”), generating additional gross proceeds of $23,692,510 (such offering, including the exercise of the over-allotment, the “Initial Public Offering”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 1,030,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $10.3 million.

Upon the closing of the Initial Public Offering, sale of the Over-Allotment Units, and the Private Placement, $323.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and certain of proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account to the shareholders. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, we instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination or liquidation.

If we are unable to complete a Business Combination by the Extended Date (as defined below), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extension

We initially had until March 23, 2023 to consummate an initial business combination. On March 16, 2023, we held an extraordinary general meeting (the “EGM”). In this meeting the shareholders approved amendments to our amended and restated memorandum and articles of association to extend the date by which we must complete an initial business combination from March 23, 2023 to September 25, 2023 (the “Extension” and such date, the “Extended Date”) and to provide for the right of a holder of our Class B Ordinary Shares to convert into Class A Ordinary Shares on a one-for-one basis prior to the closing of a Business Combination. In connection with the EGM, shareholders holding an aggregate of 30,006,034 shares of our Class A Ordinary Shares exercised their right to redeem their shares for $10.20 per share of the funds held in our Trust Account, leaving approximately $24.1 million in the Trust Account after such redemption. Subsequently, it was determined that the redemption value per share was approximately $10.22 per share, or an aggregate total of $306,691,945 of the funds held in the Trust Account resulting in a secondary distribution to the redeeming shareholders of approximately $0.02 per share, or an aggregate total of $584,958.

Non-Redemption Agreements

On March 8, 2023, we entered into non-redemption agreements (collectively, the “Extension Non-Redemption Agreements”) with certain of its existing shareholders (the “Non-Redeeming Shareholders”) holding Class A Ordinary Shares. Pursuant to the Extension Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Class A Ordinary Shares held by them on the date of the Extension Non-Redemption Agreements (the “Shares”) in connection with the vote to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate an initial business combination from March 23, 2023 to September 25, 2023 and (b) vote their Shares in favor of the Extension presented by us for approval by its shareholders. In connection with the foregoing, we agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash per month through the Extended Date.

Pursuant to the Merger Agreement (as defined below), we agreed to enter into Non-Redemption Agreements with certain investors pursuant to which such investors will commit to hold or acquire, as applicable, and not to redeem an aggregate of $7 million of our Class A ordinary shares in connection with the Merger (as defined below), on the terms and subject to the conditions set forth in these agreements.

On August 1, 2023, we entered into a non-redemption agreement (“Non-Redemption Agreement”) with our Sponsor. Pursuant to the Non-Redemption Agreement, our Sponsor agreed to acquire from our shareholders $6 million in aggregate value of our Public Shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to public shareholders who exercise redemption rights with respect to their Public Shares, prior to the closing date of the Business Combination, to waive its redemption rights and hold the Public Shares through the closing date of the Business Combination, and to abstain from voting and not vote the Public Shares in favor of or against the Business Combination. As consideration for the Non-Redemption Agreement, we agreed to pay the Sponsor $0.033 per Public Share per month, which will begin accruing on the date that is three days after the date of the Non-Redemption Agreement and terminate on the earlier of the closing date of the Business Combination, the termination of the Merger Agreement, or the Outside Closing Date (as defined in the Merger Agreement).

Additionally, on August 1, 2023, we entered into a Non-Redemption Agreement with one of the Non-Redeeming Shareholders holding Public Shares, pursuant to which the Non-Redeeming Shareholder agreed not to redeem $1 million in aggregate value of Public Shares held by it on the date of the Non-Redemption Agreement in connection with the Business Combination.

Merger Agreement

On June 27, 2023, we entered into a merger agreement, by and among us, BYTE Merger Sub Inc, (“Merger Sub”), and Airship AI Holdings, Inc., a Washington corporation (“Airship AI”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

Parent Support Agreement

In connection with the execution of the Merger Agreement, we entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and Airship AI, pursuant to which the Sponsor agreed to, among other things, vote all of its shares in favor of the various proposals related to the Business Combination and the Merger Agreement and any other matters necessary or reasonably requested by us for consummation of the Business Combination. The Sponsor has also agreed (a) to forfeit 1,000,000 of our Class A ordinary shares owned by the Sponsor on the Closing Date and (b) to contribute 2,600,000 of our Class A ordinary shares owned by the Sponsor to secure the Non-Redemption Agreements and/or the PIPE financing. The Parent Support Agreement also provides that the Sponsor Shares will be subject to a lock-up for a period of 180 days following the Closing.

Company Support Agreement

In connection with the execution of the Merger Agreement, we entered into a support agreement (the “Company Support Agreement”) with the Airship AI and certain shareholders of the Airship AI.

Class B Conversion

Effective as of March 27, 2023, pursuant to the terms of the amended and restated memorandum and articles of association after the EGM, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect.

Class B Issuance

On June 26, 2023, the Company issued one Class B ordinary share for no consideration to assist with administrative function.

Results of Operations

Our entire activity since inception through June 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of approximately $1.8 million, which primarily consisted of approximately $1.9 million of losses from operations and a noncash loss of approximately $334,000 resulting from changes in fair value of derivative warrant liabilities, offset by interest earned from investments held in the Trust Account of approximately $415,000 and interest income from the bank account of approximately $6,000.

For the six months ended June 30, 2023, we had net loss of approximately $657,000, which primarily consisted of approximately $2.5 million of losses from operations and a noncash loss of approximately $1.5 million resulting from changes in fair value of derivative warrant liabilities, offset by of interest earned from investments held in the Trust Account of approximately $3.4 million and interest income from the bank account of approximately $15,000.

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

Liquidity, Capital Resources and Going Concern Consideration

As of June 30, 2023, we had cash of $213,892.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete a Business Combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay Sagara Group, LLC, which is a company controlled by Mr. Gloor, a monthly fee of $10,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,329,238 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On May 30, 2023, the underwriters waived their entitlement to receive payment of the deferred underwriting commissions of $11,329,238, that was to be paid under the terms of the underwriting agreement, in the event of closing of a business combination with Airship AI.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 2,363,217 and 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Effective with the closing of the Public Offering (including sale of the Over-Allotment Units), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net (Loss) Income per ordinary share

We have two classes of shares, which are referred to as Class A ordinary shares subject to possible redemption and non-redeemable Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the warrants issued in connection with the Public Offering (including sale of the Over-Allotment Units) and the Private Placement to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the period ended June 30, 2023 and December 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and accruals was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and March 31, 2023. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares, accruals, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 other than the risk factors listed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

o	restrictions on the nature of our investments; and

o	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

o	registration as an investment company;

o	adoption of a specific form of corporate structure; and

o	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our initial public offering in March 23, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately 29 months after the effective date of our initial public offering, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account were, since the Company’s initial public offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments and accruals. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

The Company’s ability to complete an initial business combination with a U.S. target company may be impacted if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”), and ultimately prohibited.

The Sponsor, BYTE Holdings LP, is a Cayman Islands exempted limited partnership, and is likely to be considered a “foreign person” under the regulations administered by CFIUS. As such, an initial business combination with a U.S. business may be subject to CFIUS jurisdiction, the scope of which includes controlling investments (within the meaning of “control” under the CFIUS regulations) as well as certain non-passive, non-controlling investments in sensitive U.S. businesses meeting certain criteria. If the Company’s potential initial business combination with a U.S. business falls within CFIUS’s jurisdiction, the parties may determine that they are required to make a mandatory filing or that they will submit a voluntary filing to CFIUS, or to proceed with the initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial business combination. CFIUS may decide to delay the initial business combination, impose conditions to mitigate national security concerns with respect to such initial business combination or recommend that the U.S. president block the initial business combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain initial business combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete an initial business combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its initial business combination. If the Company cannot complete its initial business combination by September 25, 2023, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1†	Merger Agreement, dated as of June 27, 2023, by and among BYTE Acquisition Corp., BYTE Merger Sub, Inc. and Airship AI Holdings, Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on June 27, 2023).
10.1†	Parent Support Agreement, dated as of June 27, 2023, by and among Byte Holdings LP, BYTE Acquisition Corp. and Airship AI Holdings, Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on June 27, 2023).
10.2†	Company Support Agreement, dated as of June 27, 2023, by and among BYTE Acquisition Corp., Airship AI Holdings, Inc. and the other parties thereto (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on June 27, 2023).
10.3	Non-Redemption Agreement, dated as of August 1, 2023, by and among BYTE Acquisition Corp., Byte Holdings LP, and Airship AI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on August 2, 2023).
10.4	Non-Redemption Agreement, dated as of August 1, 2023, by and among BYTE Acquisition Corp. and the shareholder of BYTE Acquisition Corp. named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on August 2, 2023).
31.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2023.

BYTE ACQUISITION CORP.

By:	/s/ Sam Gloor
Name:	Sam Gloor
Title:	Chief Executive Officer and Chief Financial Officer