Form 10-Q
period 2023-09-30
BYTE Acquisition Corp.
filed 2023-11-01
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, 10,959,907 Class A ordinary shares, par value $0.0001, and 1 Class B ordinary share, par value $0.0001, were issued and outstanding.

BYTE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$18,752	$1,054,581
Prepaid expenses	20,190	133,091
Total current assets	38,942	1,187,672
Non-current assets:
Cash and investments held in Trust Account	25,254,705	328,226,432
Total non-current assets	25,254,705	328,226,432
Total Assets	$25,293,647	$329,414,104

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$184,322	$83,999
Accrued expenses	2,454,277	349,835
Advance from related party	140,560	—
Non-redemption agreement liability	250,243	—
Non-redemption agreement liability - related party	37,657	—
Total current liabilities	3,067,059	433,834
Redemption payable	5,587,383	—
Deferred underwriting commissions	11,329,238	11,329,238
Derivative warrant liabilities	3,840,914	1,336,050
Total liabilities	23,824,594	13,099,122

Commitments and Contingencies

Class A ordinary shares subject to possible redemption at $10.65 and $10.14 per share, $0.0001 par value; 1,837,593 and 32,369,251 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	19,567,322	328,126,432

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,122,313 and 1,030,000 shares issued and outstanding (excluding 1,837,593 and 32,369,251 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	912	103
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 8,092,313 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	809
Additional paid-in capital	—	—
Accumulated deficit	(18,099,181)	(11,812,362)
Total shareholders’ deficit	(18,098,269)	(11,811,450)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$25,293,647	$329,414,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$766,831	$238,259	$3,289,510	$814,975
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Loss from operations	(796,831)	(268,259)	(3,379,510)	(904,975)
Change in fair value of derivative warrant liabilities	(1,001,978)	333,960	(2,504,864)	7,685,810
Interest income – bank	1,993	—	17,445	—
Income from investments held in Trust Account	307,275	1,445,135	3,720,218	1,899,910
Net (loss) income	$(1,489,541)	$1,510,836	$(2,146,711)	$8,680,745

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	2,317,511	32,369,251	10,591,230	32,369,251

Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.13)	$0.04	$(0.11)	$0.21

Weighted average shares outstanding of non-redeemable Class A ordinary shares and Class B ordinary share	9,122,314	9,122,313	9,122,313	9,122,313

Basic and diluted net (loss) income per share, non-redeemable Class A ordinary shares and Class B ordinary share	$(0.13)	$0.04	$(0.11)	$0.21

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	1,030,000	$103	8,092,313	$809	$—	$(11,812,362)	$(11,811,450)
Conversion of Class B ordinary shares to Class A ordinary shares	8,092,313	809	(8,092,313)	(809)	—	—	—
Net income	—	—	—	—	—	1,163,141	1,163,141
Shareholder non-redemption agreement (Note 6)						(396,000)	(396,000)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,998,349)	(2,998,349)
Balance – March 31, 2023	9,122,313	912	—	—	—	(14,043,570)	(14,042,658)
Issuance of Class B ordinary shares	—	—	1	—	10	—	10
Net loss	—	—	—	—	—	(1,820,311)	(1,820,311)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10)	(414,584)	(414,594)
Balance – June 30, 2023	9,122,313	912	1	—	—	(16,278,465)	(16,277,553)
Net loss	—	—	—	—	—	(1,489,541)	(1,489,541)
Change in shareholder non-redemption agreement liability	—	—	—	—	—	13,757	13,757
Related party non-redemption agreement liability	—	—	—	—	—	(37,657)	(37,657)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(307,275)	(307,275)
Balance – September 30, 2023	9,122,313	$912	1	$—	$—	$(18,099,181)	$(18,098,269)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	1,030,000	$103	8,092,313	$809	$—	$(18,009,404)	$(18,008,492)
Net income	—	—	—	—	—	5,255,353	5,255,353
Balance – March 31, 2022	1,030,000	103	8,092,313	809	—	(12,754,051)	(12,753,139)
Net income	—	—	—	—	—	1,914,556	1,914,556
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(379,243)	(379,243)
Balance – June 30, 2022	1,030,000	103	8,092,313	809	—	(11,218,738)	(11,217,826)
Net income	—	—	—	—	—	1,510,836	1,510,836
Remeasurement of redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,445,136)	(1,445,136)
Balance – September 30, 2022	1,030,000	$103	8,092,313	$809	$—	$(11,153,038)	$(11,152,126)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,146,711)	$8,680,745
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,504,864	(7,685,810)
Income from investments held in Trust Account	(3,720,218)	(1,899,910)
Changes in operating assets and liabilities:
Prepaid expenses	112,901	411,750
Accounts payable	100,323	(20,974)
Accrued expenses	2,104,442	42,343
Net cash used in operating activities	(1,044,399)	(471,856)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	306,691,945	—
Net cash provided by investing activities	306,691,945	—

Cash Flows from Financing Activities:
Non-redemption agreement liability	(132,000)	—
Issuance of Class B ordinary share	10	—
Advances from related party	140,560	—
Redemption of common stock	(306,691,945)	—
Net cash used in financing activities	(306,683,375)	—

Net change in cash	(1,035,829)	(471,856)
Cash - beginning of the period	1,054,581	1,663,104
Cash - end of the period	$18,752	$1,191,248
Supplemental disclosure of noncash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$3,720,218	$1,824,379
Shareholder non-redemption agreement liability	$382,243	$—
Related party non-redemption agreement liability	$37,657	$—
Redemption payable	$5,587,383	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

BYTE Acquisition Corp. (“Byte”) is a blank check company incorporated as a Cayman Islands exempted company on January 8, 2021. Byte was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“initial business combination”). Byte is an early stage and emerging growth company and, as such, Byte is subject to all of the risks associated with early stage and emerging growth companies.

Byte has one wholly owned subsidiary, BYTE Merger Sub, Inc., a Washington corporation, which was formed on June 9, 2023. Byte and its subsidiary are collectively referred to as “the Company”.

On June 27, 2023, the Company entered into a merger agreement with Airship AI Holdings, Inc., a Washington corporation, for the purpose to consummate a business combination (the “Business Combination”). On September 22, 2023, the Company, Airship AI Holdings, Inc., and BYTE Merger Sub, Inc entered into an amendment to the merger agreement to extend the last date for the Company to consummate an initial business combination from December 26, 2023 to the latest of (a) September 25, 2023, (b) if the Extension Proposal (as defined in the Merger Agreement) is approved, March 26, 2024 and (C) if one or more extensions to a date following March 26, 2024 with Airship AI Holdings, Inc.’s approval is obtained at the election of the Company, with the Company’s shareholder vote, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, the last date for the Company to consummate the Business Combination pursuant to such extensions (see Note 6.).

As of September 30, 2023, the Company had not yet commenced operations. All activity for the period from January 8, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of an initial business combination, at the earliest. The Company generates non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering, sale of the Over-Allotment Units and closing of the Private Placement, $323.7 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment Units and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by Byte, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account to Byte’s shareholders. To mitigate the risk of Byte being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, Byte instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing an initial business combination. The Company must complete its initial business combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into an initial business combination. The Company will only complete an initial business combination if the post-business combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an initial business combination.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will provide holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial business combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially anticipated to be $10.00 per share), calculated as of two business days prior to the completion of an initial business combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of an initial business combination with respect to the Company’s warrants. The Class A ordinary shares were recorded at redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If the Company seeks shareholder approval, the Company will complete an initial business combination only if it receives an ordinary resolution under Cayman Islands law approving the initial business combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing an initial business combination. If the Company seeks shareholder approval in connection with an initial business combination, the Sponsor agreed to vote its Founder Shares (as defined in Note 5), the Class A ordinary shares underlying the Private Placement Units (the “Private Placement Shares”) and any Public Shares purchased in or after the Initial Public Offering in favor of approving an initial business combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve an initial business combination. Each Public Shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed initial business combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of an initial business combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.

The Sponsor agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of an initial business combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an initial business combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete an initial business combination. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete an initial business combination.

The Company initially had until March 23, 2023 to consummate an initial business combination. On March 16, 2023, the Company held an extraordinary general meeting (the “March EGM”). In the March EGM, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must complete an initial business combination from March 23, 2023 to September 25, 2023 and to provide for the right of a holder of the Company’s Class B ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination. In connection with the March EGM, shareholders holding an aggregate of 30,006,034 of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.20 per share, or an aggregate total of $306,106,987, of the funds held in the Company’s Trust Account, leaving approximately $24.1 million in the Company’s Trust Account after such redemption. Subsequently, it was determined that the redemption value per share was approximately $10.22 per share, or an aggregate total of $306,691,945, of the funds held in the Company’s Trust Account resulting in a secondary distribution to the redeeming shareholders of approximately $0.02 per share, or an aggregate total of $584,958.

On September 22, 2023, the Company held an extraordinary general meeting of shareholders in lieu of annual general meeting (the “September EGM”). At the September EGM, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses from September 25, 2023 to December 26, 2023 and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend by three months, until March 25, 2024, unless the closing of a business combination should have occurred prior thereto (ii) eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination and (iii) re-elect Louis Lebedin as a Class I director of the Company’s board of directors until the general meeting of the Company to be held in 2026 or until his successor is appointed and qualified. In connection with the September EGM, shareholders holding an aggregate of 525,624 of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.63 per share of the funds held in the Company’s Trust Account.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will have until December 26, 2023 to complete an initial business combination or the Company may, without shareholder approval, elect to further extend such deadline by three months until March 25, 2024 (such period, as it may be extended, “Combination Period”). If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company completes the Business Combination with Airship AI Holdings, Inc. or in the event the Company does not complete an initial business combination within the Combination Period and, in either event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

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

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2023, the Company had approximately $19,000 in its operating bank account and working capital deficit of approximately $3.0 million.

The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs on behalf of the Company in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note from the Sponsor of approximately $149,000 (see Note 5) to the Company, and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, the Company’s officers, directors and initial shareholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity conditions and the mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2023 or December 31, 2022.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Cash and Investments Held in Trust Account

The funds in the Trust Account were, from the Company’s Initial Public Offering through February 10, 2023, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, the Company instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of the Company’s initial business combination or liquidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. At September 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The warrants issued as part of the Units sold in connection with the Company’s Initial Public Offering (the “Public Warrants”) (including sale of the Over-Allotment Units) and the Private Placement Warrants (as defined in Note 4) are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price.

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

Accordingly, as of September 30, 2023 and December 31, 2022, 1,837,593 and 32,369,251, respectively, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Effective with the closing of the Initial Public Offering (including sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statement and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2023 and 2022. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value.

The following table reflects presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share of ordinary shares:

	For The Three Months Ended September 30,
	2023		2022
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(301,755)	$(1,187,786)	$1,178,664	$332,172

Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,317,511	9,122,313	32,369,251	9,122,313

Basic and diluted net (loss) income per ordinary share	$(0.13)	$(0.13)	$0.04	$0.04

	For The Nine Months Ended September 30,
	2023		2022
	Class A	Class A non-redeemable and Class B	Class A	Class A non-redeemable and Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(1,153,335)	$(993,376)	$6,772,201	$1,908,544

Denominator:
Basic and diluted weighted average ordinary shares outstanding	10,591,230	9,122,313	32,369,251	9,122,313

Basic and diluted net (loss) income per ordinary share	$(0.11)	$(0.11)	$0.21	$0.21

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

On April 7, 2021, the underwriters exercised the over-allotment option in part and purchased the Over-Allotment Units, generating gross proceeds of $23,692,510, and 532,687 Founder Shares (as defined below) were subsequently forfeited by the Sponsor.

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

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial business combination within the Combination Period, the private placement warrants underlying the Private Placement Units (the “Private Placement Warrants”) will expire worthless.

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

 The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination; and (B) subsequent to an initial business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a initial business combination, or (y) the date on which the Company completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

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

Promissory Note – Related Party

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

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of an initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of an initial business combination into private placement-equivalent units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Advances from Related Party

As of September 30, 2023 and December 31, 2022, the Sponsor advanced $140,560 and $0, respectively, to the Company.

Administrative Services Agreement

The Company entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, the Company agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of an initial business combination or its liquidation, the Company will cease paying these monthly fees. During the three months ended September 30, 2023 and 2022, the Company incurred $30,000 of such fees, reported as general and administrative expenses - related party in the accompanying consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company incurred $90,000 of such fees, reported as general and administrative expenses - related party in the accompanying consolidated statements of operations. On November 30, 2022, the Sponsor assigned the Administrative Services Agreement, to Sagara Group, LLC, which is a company controlled by Samuel Gloor, the Company’s Chief Executive Officer and Chief Financial Officer.

Note 6 - Commitments and Contingencies

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Units (including the underlying securities) and securities that may be issued upon conversion of the Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering requiring the Company to register a sale of any of the securities held by them, including any other securities of the Company acquired by them prior to the consummation of the Company’s initial business combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On April 7, 2021, the underwriters exercised the over-allotment option in part and purchased the Over-Allotment Units, generating gross proceeds of $23,692,510.

The underwriters received a cash underwriting discount of $0.20 per Unit, or $6.5 million in the aggregate, paid upon the closing of the Initial Public Offering and sale of Over-Allotment Units. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $11.3 million in the aggregate. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

On May 30, 2023, the underwriters waived their entitlement to receive payment of the deferred underwriting commissions of $11,329,238, that was to be paid under the terms of the underwriting agreement, only in the event of closing of a business combination with Airship AI Holdings, Inc.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Non-Redemption Agreements

On March 8, 2023, the Company entered into two non-redemption agreements (collectively, the “Non-Redemption Agreements”) with certain of its existing Public Shareholders (the “Non-Redeeming Shareholders”). Pursuant to the two Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Public Shares held by each party on the date of the Non-Redemption Agreements in connection with the vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from March 23, 2023 to September 25, 2023 and (b) vote their Public Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash. The value of the shareholder Non-Redemption Agreements of $396,000 was determined to be an issuance cost in accordance with Staff Accounting Bulletin Topic 5A and as such recorded to accumulated deficit as of the date the agreements were executed. One of the Non-Redeeming Shareholders sold Class A ordinary shares prior to September 25, 2023, resulting in a $20,144 reduction in the shareholder non-redemption agreement liability. As of September 30, 2023, the total outstanding shareholder non-redemption agreement liability is $250,243 which is included in the condensed consolidated balance sheets. There was no outstanding shareholder non-redemption agreement liability as of December 31, 2022.

On September 14, 2023, the Company entered into an amendment to the Non-Redemption Agreement previously entered into on March 8, 2023 with the Non-Redeeming Shareholder holding 1,000,000 Public Shares. Pursuant to the amendment to the Non-Redemption Agreement, the Non-Redeeming Shareholder agreed to (a) not redeem any Public Shares held by it on the date of the Non-Redemption Agreement in connection with the vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to further extend the date by which the Company has to consummate an initial business combination from September 25, 2023 to December 26, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend such date by three months until March 26, 2024 (the “Extension” and such additional extended date, the “Additional Extended Date”) and (b) vote all of its Public Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to extend its obligation to pay to the Non-Redeeming Shareholder $0.033 per share in cash per month through the Extended Date and Additional Extended Date, if applicable. The value of the amendment to the shareholder Non-Redemption Agreements was $6,387 as of September 30, 2023 and was determined to be an issuance cost in accordance with Staff Accounting Bulletin Topic 5A and as such recorded to accumulated deficit as of the date the agreements were executed.

On August 1, 2023, the Company entered into a Non-Redemption Agreement with a Non-Redeeming Shareholder holding Class A ordinary shares, pursuant to which the Non-Redeeming Shareholder agreed not to redeem $1 million in aggregate value of Class A ordinary shares held by it on the date of the Non-Redemption Agreement in connection with the Merger Agreement.

Non-Redemption Agreement – Related Party

On August 1, 2023, the Company entered into a non-redemption agreement (“August Non-Redemption Agreement”) with the Sponsor. Pursuant to the August Non-Redemption Agreement, Sponsor agreed to acquire from shareholders of the Company $6 million in aggregate value of the Company’s Class A ordinary shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise redemption rights with respect to their Class A ordinary shares, prior to the closing date of the Business Combination, to waive its redemption rights and hold the Class A ordinary shares through the closing date of the Business Combination, and to abstain from voting and not vote the Class A ordinary shares in favor of or against the Business Combination. As consideration for the August Non-Redemption Agreement, the Company agreed to pay the Sponsor $0.033 per Class A ordinary shares per month, which will begin accruing on the date that is three days after the date of the August Non-Redemption Agreement and terminate on the earlier of the closing date of the Business Combination, the termination of the Merger Agreement, or the Outside Closing Date (as defined in the Merger Agreement). As a result, the Sponsor acquired an aggregate of 570,555 Class A ordinary shares. As of September 30, 2023, the total outstanding shareholder non-redemption agreement liability – related party is $37,657 which is included in the condensed consolidated balance sheets. There was no outstanding shareholder non-redemption agreement liability– related party as of December 31, 2022.

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

On September 22, 2023, the Company, Airship AI, and Merger Sub entered into an amendment to the Merger Agreement (the “Amendment”). The Amendment amends the Merger Agreement to extend the last date for the Company to consummate the Business Combination (the “Outside Closing Date”) from December 26, 2023 to the latest of (a) September 25, 2023, (b) if the Extension Proposal (as defined in the Merger Agreement) is approved, March 26, 2024 and (C) if one or more extensions to a date following March 26, 2024 with Airship AI Holdings, Inc.’s approval is obtained at the election of the Company, with the Company’s shareholder vote, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, the last date for the Company to the Business Combination pursuant to such extensions.

Parent Support Agreement

In connection with the execution of the Merger Agreement, Byte entered into a support agreement (the “Parent Support Agreement”) with the Sponsor and Airship AI, pursuant to which the Sponsor agreed to, among other things, vote all of its shares in favor of the various proposals related to the Business Combination and the Merger Agreement and any other matters necessary or reasonably requested by Byte for consummation of the Business Combination. The Sponsor has also agreed (a) to forfeit 1,000,000 Byte Class A ordinary shares owned by the Sponsor on the Closing Date and (b) to contribute up to 2,600,000 Byte Class A ordinary shares owned by the Sponsor to secure the Non-Redemption Agreements and/or the PIPE financing. The Parent Support Agreement also provides that the Sponsor Shares will be subject to a lock-up for a period of 180 days following the Closing.

Company Support Agreement

In connection with the execution of the Merger Agreement, Byte entered into a support agreement (the “Company Support Agreement”) with Airship AI and certain shareholders of Airship AI (the “Company Supporting Shareholders”), pursuant to which the Company Supporting Shareholders agreed to, among other things, (i) vote to adopt and approve, or to execute a written consent with respect to the approval, within five business days following the date of the effectiveness of the registration statement on Form S-4, the Merger Agreement and all other documents and transactions contemplated thereby, (ii) vote against any alternative proposal or alternative transaction or any proposal relating to an alternative proposal or alternative transaction, (iii) vote against any merger agreement or merger, consolidation, or combination sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and the transactions relating to the Business Combination), (iv) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of the Company (other than in connection with the Business Combination), and (v) vote against any proposal that would impede the Business Combination or that would result in a breach with respect to any obligation or agreement of the Company or the Company Supporting Shareholders under the Merger Agreement or the Company Support Agreement, in each case, subject to the terms and conditions of the Company Support Agreement

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. As of September 30, 2023 and December 31, 2022, there were 1,837,593 and 32,369,251 Class A ordinary shares subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.

In connection with the extraordinary general meeting held on March 16, 2023, holders of 30,006,034 of the Company’s Class A ordinary shares exercised their right to redeem for a redemption value totaling $306,691,945. In connection with the extraordinary general meeting held on September 22, 2023, holders of 525,624 of the Company’s Class A ordinary shares exercised their right to redeem for a redemption value totaling $5,587,383, which remains outstanding and payable as of September 30, 2023.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 is reconciled on the following table:

Gross proceeds from Initial Public Offering, including sale of the Over-Allotment Units	$323,692,510
Less:
Fair value of Public Warrants at issuance	(15,217,550)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,636,964)
Plus:
Initial accretion on Class A ordinary shares subject to possible redemption amount	32,854,514
Remeasurement on Class A ordinary shares subject to possible redemption amount	4,433,922
Class A ordinary shares subject to possible redemption, December 31, 2022	328,126,432
Less:
Redemption of Class A ordinary shares	(306,691,945)
Redemption payable	(5,587,383)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	3,720,218
Class A ordinary shares subject to possible redemption, September 30, 2023	$19,567,322

Note 8 - Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2023 and December 31, 2022, there were 9,122,313 and 1,030,000 Class A ordinary shares issued or outstanding, excluding 1,837,593 and 32,369,251 Class A ordinary shares subject to possible redemption, respectively, which have been classified as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 1 and 8,092,313 Class B ordinary shares issued and outstanding.

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

Note 9 - Warrants

As of September 30, 2023 and December 31, 2022, the Company had an aggregate of 16,699,626 warrants outstanding, comprised of 16,184,626 Public Warrants and 515,000 Private Placement Warrants.

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of an initial business combination. The Public Warrants will expire five years from the completion of an initial business combination, or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete an initial business combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial business combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates an initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of an initial business combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the initial purchasers of the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

As of September 30, 2023

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$3,722,464	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$118,450	$—

BYTE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – Money market fund	$328,226,432	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$1,294,770	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$41,280	$—

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

The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation, with level 2 inputs. For the three months ended September 30, 2023 and 2022, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $1.0 million and $0.3 million, respectively, which is presented in the accompanying consolidate statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized a loss and gain resulting from changes in the fair value of derivative warrant liabilities of approximately $2.5 million and $7.7 million, respectively, which is presented in the accompanying consolidate statements of operations.

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

On November 1, 2023, the Company received an additional advance of $224,500 from a related party.

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

Overview

We are a blank check company incorporated on January 8, 2021 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“initial business combination”). Our sponsor is Byte Holdings LP, a Cayman Islands exempted limited partnership (our “Sponsor”).

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

Upon the closing of the Initial Public Offering, sale of the Over-Allotment Units, and the Private Placement, $323.7 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and certain of proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account to the shareholders. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on February 10, 2023, we instructed Continental Stock Transfer & Trust Company to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of an initial business combination or liquidation.

If we are unable to complete an initial business combination by the Extended Date (as defined below), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than 10 business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish holders of the Public Shares (the “Public Shareholders”) rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Extension

We initially had until March 23, 2023 to consummate an initial business combination. On March 16, 2023, we held an extraordinary general meeting (the “March EGM”). In this meeting the shareholders approved amendments to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must complete an initial business combination from March 23, 2023 to September 25, 2023 (the “Extension” and such date, the “Original Extended Date”) and to provide for the right of a holder of our Class A ordinary shares to convert into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination. In connection with the March EGM, shareholders holding an aggregate of 30,006,034 of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.20 per share, or an aggregate total of $306,106,987, of the funds held in our Trust Account, leaving approximately $24.1 million in the Trust Account after such redemption. Subsequently, it was determined that the redemption value per share was approximately $10.22 per share, or an aggregate total of $306,691,945, of the funds held in the Trust Account resulting in a secondary distribution to the redeeming shareholders of approximately $0.02 per share, or an aggregate total of $584,958.

On September 22, 2023, the Company held an extraordinary general meeting of shareholders in lieu of annual general meeting (the “September EGM”). At the September EGM, the Company’s shareholders approved amendments to the Company’s Amended and Restated Memorandum and Articles of Association to (i) extend the date by which the Company must complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses from September 25, 2023 to December 26, 2023 and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend by three months, until March 25, 2024, unless the closing of a business combination should have occurred prior thereto (ii) eliminate (a) the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 and (b) the limitation that the Company shall not consummate an initial business combination unless the Company has net tangible assets of at least $5,000,001 immediately prior to, or upon consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such initial business combination and (iii) re-elect Louis Lebedin as a Class I director of the Company’s board of directors until the general meeting of the Company to be held in 2026 or until his successor is appointed and qualified. In connection with the September EGM, shareholders holding an aggregate of 525,624 of the Company’s Class A ordinary shares exercised their right to redeem their shares for approximately $10.63 per share of the funds held in the Company’s trust account.

Non-Redemption Agreements

On March 8, 2023, we entered into non-redemption agreements (collectively, the “Extension Non-Redemption Agreements”) with certain of its existing shareholders (the “Non-Redeeming Shareholders”) holding Class A ordinary shares. Pursuant to the Extension Non-Redemption Agreements, each of the Non-Redeeming Shareholders agreed to (a) not redeem 1,000,000 Class A ordinary shares held by them on the date of the Extension Non-Redemption Agreements (the “Shares”) in connection with the vote to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we have to consummate an initial business combination from March 23, 2023 to September 25, 2023 and (b) vote their Shares in favor of the Extension presented by us for approval by its shareholders. In connection with the foregoing, we agreed to pay to each Non-Redeeming Shareholder $0.033 per Share in cash per month through the Original Extended Date.

On September 14, 2023, we entered into an amendment to the Non-Redemption Agreement previously entered into on March 8, 2023 with the Non-Redeeming Shareholder holding 1,000,000 Class A ordinary shares. Pursuant to the amendment to the Non-Redemption Agreement, the Non-Redeeming Shareholder agreed to (a) not redeem any Class A ordinary shares held by them on the date of the Non-Redemption Agreement in connection with the vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to further extend the date by which the Company has to consummate an initial business combination from September 25, 2023 to December 26, 2023 (the “Extended Date”) and to allow the Company, without another shareholder vote, by resolution of the Company’s board of directors, to elect to further extend such date by three months until March 26, 2024 (the “Extension” and such additional extended date, the “Additional Extended Date”) and (b) vote all of their Shares in favor of the Extension presented by the Company for approval by its shareholders. In connection with the foregoing, the Company agreed to extend its obligation to pay to the Non-Redeeming Shareholder $0.033 per share in cash per month through the Extended Date and Additional Extended Date, if applicable.

On August 1, 2023, we entered into a Non-Redemption Agreement with one of the Non-Redeeming Shareholders holding Public Shares, pursuant to which the Non-Redeeming Shareholder agreed not to redeem $1 million in aggregate value of Public Shares held by it on the date of the Non-Redemption Agreement in connection with the Merger Agreement.

Non-Redemption Agreement – Related Party

On August 1, 2023, we entered into a non-redemption agreement (“Non-Redemption Agreement”) with our Sponsor. Pursuant to the Non-Redemption Agreement, our Sponsor agreed to acquire from our shareholders $6 million in aggregate value of our Public Shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise redemption rights with respect to their Public Shares, prior to the closing date of the Business Combination (as defined below), to waive its redemption rights and hold the Public Shares through the closing date of the Business Combination, and to abstain from voting and not vote the Public Shares in favor of or against the Business Combination. As consideration for the Non-Redemption Agreement, we agreed to pay the Sponsor $0.033 per Public Share per month, which will begin accruing on the date that is three days after the date of the Non-Redemption Agreement and terminate on the earlier of the closing date of the Business Combination, the termination of the Merger Agreement, or the Outside Closing Date (as defined in the Merger Agreement).

Merger Agreement

On June 27, 2023, we entered into a merger agreement, by and among us, BYTE Merger Sub Inc, (“Merger Sub”), and Airship AI Holdings, Inc., a Washington corporation (“Airship AI”), for the purpose to consummate a business combination (the “Business Combination”) (as it may be amended and/or restated from time to time, the “Merger Agreement”).

 On September 22, 2023, we entered into an amendment to the Merger Agreement (the “Amendment”), by and among s, Airship AI, and Merger Sub. The Amendment amends the Merger Agreement to extend the last date for the Company to consummate the Business Combination (the “Outside Closing Date”) from December 26, 2023 to the latest of (a) September 25, 2023, (b) if the Extension Proposal (as defined in the Merger Agreement) is approved, March 26, 2024 and (C) if one or more extensions to a date following March 26, 2024 with Airship AI Holdings, Inc.’s approval is obtained at the election of the Company, with the Company’s shareholder vote, in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, the last date for the Company to consummate the Business Combination pursuant to such extensions.

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

Company Support Agreement

In connection with the execution of the Merger Agreement, we entered into a support agreement (the “Company Support Agreement”) with Airship AI and certain shareholders of Airship AI (the “Company Supporting Shareholders”), pursuant to which the Company Supporting Shareholders agreed to, among other things, (i) vote to adopt and approve, or to execute a written consent with respect to the approval, within five business days following the date of the effectiveness of the registration statement on Form S-4, the Merger Agreement and all other documents and transactions contemplated thereby, (ii) vote against any alternative proposal or alternative transaction or any proposal relating to an alternative proposal or alternative transaction, (iii) vote against any merger agreement or merger, consolidation, or combination sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Merger Agreement and the transactions relating to the Business Combination), (iv) vote against any change in the business (to the extent in violation of the Merger Agreement), management or board of directors of the Company (other than in connection with the Business Combination), and (v) vote against any proposal that would impede the Business Combination or that would result in a breach with respect to any obligation or agreement of the Company or the Company Supporting Shareholders under the Merger Agreement or the Company Support Agreement, in each case, subject to the terms and conditions of the Company Support Agreement.

Class B Conversion

Effective as of March 27, 2023, pursuant to the terms of the Amended and Restated Memorandum and Articles of Association after the March EGM, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of the Company, with immediate effect.

Class B Issuance

On June 26, 2023, the Company issued one Class B ordinary share for no consideration to assist with administrative function.

Results of Operations

Our entire activity since inception through September 30, 2023 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of approximately $1.5 million, which primarily consisted of approximately $800,000 of losses from operations and a noncash loss of approximately $1.0 million resulting from changes in fair value of derivative warrant liabilities, offset by interest earned from investments held in the Trust Account of approximately $307,000 and interest income from the bank account of approximately $2,000.

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

For the nine months ended September 30, 2023, we had net loss of approximately $2.1 million, which primarily consisted of approximately $3.4 million of losses from operations and a noncash loss of approximately $2.5 million resulting from changes in fair value of derivative warrant liabilities, offset by of interest earned from investments held in the Trust Account of approximately $3.7 million and interest income from the bank account of approximately $17,000.

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

Liquidity, Capital Resources and Going Concern Consideration

As of September 30, 2023, we had cash of $18,752.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares (as defined below), a loan under a note agreement from our Sponsor of approximately $149,000 (the “Note”), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on March 25, 2021. In addition, in order to finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity condition and mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management continues to seek to complete an initial business combination within the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than, an agreement to pay Sagara Group, LLC, which is a company controlled by Mr. Gloor, a monthly fee of $10,000 for office space, utilities and secretarial, and administrative and support services. We began incurring these fees on March 23, 2021 and will continue to incur these fees monthly until the earlier of the completion of an initial business combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,329,238 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement. On May 30, 2023, the underwriters waived their entitlement to receive payment of the deferred underwriting commissions of $11,329,238, that was to be paid under the terms of the underwriting agreement, only in the event of closing of a business combination with Airship AI.

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

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 1,837,593 and 32,369,251 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

The calculation of diluted net (loss) income per ordinary shares does not consider the effect of the warrants issued in connection with the Public Offering (including sale of the Over-Allotment Units) and the Private Placement to purchase an aggregate of 16,699,626 ordinary shares in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the period ended September 30, 2023 and December 31, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments and accruals was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 23, 2021 and its interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and March 31, 2023. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares, accruals, and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its initial business combination. If the Company cannot complete its initial business combination by December 26, 2023, or March 25, 2024, if the Company, without shareholder approval, elects to further extend such deadline, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	First Amendment to Merger Agreement, dated as of September 22, 2023, by and among BYTE Acquisition Corp., BYTE Merger Sub, Inc. and Airship AI Holdings, Inc. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on September 26, 2023).
3.1	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on September 27, 2023).
3.2	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association. (incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on September 27, 2023).
10.1	Non-Redemption Agreement, dated as of August 1, 2023, by and among BYTE Acquisition Corp., Byte Holdings LP, and Airship AI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on August 2, 2023).
10.2	Non-Redemption Agreement, dated as of August 1, 2023, by and among BYTE Acquisition Corp. and the shareholder of BYTE Acquisition Corp. named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on August 2, 2023).
10.3	Amendment to the Non-Redemption Agreement, dated September 14, 2023, by and between BYTE Acquisition Corp. and the undersigned holder thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40222), filed with the SEC on September 14, 2023).
31.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive, Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of November 2023.

BYTE ACQUISITION CORP.

By:	/s/ Sam Gloor
Name:	Sam Gloor
Title:	Chief Executive Officer and Chief Financial Officer