Form 10-K
period 2023-12-31
Airship AI Holdings, Inc.
filed 2024-04-01
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-40222

AIRSHIP AI HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-4974766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8210 154th Ave NE, Redmond,	98052
(Address of principal executive offices)	(Zip Code)

(877) 462-4250
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AISP	The Nasdaq Stock Market LLC
Warrants	AISPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2023 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $0.

As of March 29, 2024, there were a total of 22,852,048 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Airship AI Holdings, Inc.

 Annual Report on Form 10-K

Year Ended December 31, 2023

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” and “the Company” are to Airship AI Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries, including Airship AI, Inc., a Washington corporation. In addition, in this annual report:

•	“Airship AI” refers to Airship AI, Inc. (formerly known as Airship AI Holdings, Inc.), a Washington corporation.

•	“Board” refers to the board of directors of the Company.

•	“Business Combination” refers to the transactions contemplated by the Merger Agreement, including the Domestication and the Merger, which closed on December 21, 2023.

•	“BYTS” refers to BYTE Acquisition Corp., a Cayman Islands exempted company, prior to the Business Combination and its domestication as a Delaware corporation.

•	“Charter” refers to the Certificate of Incorporation of the Company, as amended, which took effect upon the Closing.

•	“Closing” refers to the closing of the Business Combination.

•	“Closing Date” refers to December 21, 2023, the date on which the Business Combination is consummated.

•	“Code” refers to the Internal Revenue Code of 1986, as amended.

•	“Common Stock” refers to our common stock, par value $0.0001.

•

“Domestication” refers the domestication of BYTS as a Delaware corporation, in which BYTS de-registered from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to migrate to and domesticate as a Delaware corporation. Following the Domestication, BYTS was renamed “Airship AI Holdings, Inc.”

•	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

•

“IPO” refers to the initial public offering of 30,000,000 units of BYTS consummated on March 23, 2021, including the 2,369,251 units after the partial exercise of the over-allotment option on April 7, 2021.

•

“Merger” means the statutory merger of Merger Sub with and into Airship AI pursuant to the terms of the Merger Agreement, with Airship AI continuing as the surviving entity and a wholly-owned subsidiary of the Company and changing its name to “Airship AI, Inc.”

•

“Merger Agreement” refers to that certain Merger Agreement, dated as of June 27, 2023 and amended as of September 22, 2023, by and among BYTS, BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

•

“Private Warrants” refers to the warrants included as part of the private units which were issued in a private placement in connection with the IPO, with each whole warrant entitling the holder to purchase one share of Common Stock at an exercise price of $11.50 per share.

•	“Securities Act” refers to the Securities Act of 1933, as amended.

•	“Sponsor” refers to Byte Holdings LP, a Cayman Islands exempted limited partnership and the sponsor of BYTS.

•	“US Dollars,” “$” and “USD$” refer to the legal currency of the United States.

•	“U.S. GAAP” refers to accounting principles generally accepted in the United States.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;
•	our future business development, financial condition and results of operations;
•	expected changes in our revenue, costs or expenditures;
•	growth of and competition trends in our industry;
•	our expectations regarding demand for, and market acceptance of, our products;
•	our expectations regarding our relationships with investors, institutional funding partners and other parties with whom we collaborate;
•	fluctuations in general economic and business conditions in the markets in which we operate; and
•	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Trademarks, Trade Names and Service Marks

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business, including our corporate name, logos and website names. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this report are listed without the ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names. This report may include trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report are the property of their respective owners.

PART I

ITEM 1. BUSINESS.

History

The Company has been in business since 2003 and on December 21, 2023, the Company completed the merger (the “Merger”) contemplated by the Merger Agreement, dated as of June 27, 2023 (as amended on September 22, 2023 and as may be further amended and/or restated from time to time, the “Merger Agreement”) by and among BYTS, BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI. Effective December 21, 2023, following the filing of Articles of Merger with the Secretary of State of the State of Washington, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the Merger, Airship AI changed its name to “Airship AI, Inc.” On December 21, 2023, our common stock, par value $0.0001 per share, and public warrants formerly of Byte, began trading on the Nasdaq Global Market under the symbols “AISP” and “AISPW”, respectively.

Overview

We are a robust AI-driven data management platform that solves complex data challenges for large institutions operating in dynamic and mission-critical environments with rapidly increasing volumes of data being ingested from a similarly rapidly growing number of data sources.

We solve these challenges by structuring “dark” or unstructured data at the edge, the location at which the data is generated and collected, and leveraging purpose-built AI models. Unstructured, or “dark” data, which is typically categorized as qualitative data, cannot be processed and analyzed via conventional data tools and methods. Conversely, structured data, typically categorized as quantitative data, is highly organized and easily decipherable by machine learning algorithms.

Structuring and then analyzing data using AI models at the edge, versus transmitting the data from the edge back to a central processing location for structuring and analysis, enables real-time decision making and data-driven operational efficiency.

We specialize in ingesting all available metadata from edge-based sensors used by government and law enforcement agencies around the world, including surveillance cameras (video), audio, telemetry, acoustic, seismic, and autonomous devices, along with large commercial corporations with fundamentally similar capabilities and requirements.

Data generated by these edge-based sensors, including video, can then be run through our trained AI models to detect objects present within the video frame. Once an object is detected, for example an automobile, additional identifying characteristics of the object can be extracted from the image including the license plate characters and the make, model, and color of the automobile. This process of analyzing, logging and categorizing ingested data is referred to as “structuring” the data.

Airship AI’s software allows customers to view structured data both in real-time as well as to conduct searches on the structured data at a later point in time. Real-time structured data use includes, for example, alarms on a specific license plate or a specific make, model or color of automobile. Non-real-time structured data use includes, for example, searching a database of video data that has been previously ingested and stored to find instances of a particular license plate being visible, along with other logged vehicle characteristics such as make, model and color of an automobile.

Additional edge deployed AI models enable similar object detection and recognition of common and custom trained objects, such as an aircraft, boat, person, animal, bag, or weapon. Airship AI’s models provide similar data points for these object types allowing analysts the ability to be notified in real-time of the detection of a specified object and similarly search for historically detected objects. Examples include detecting aircrafts and boats along with their respective tail numbers and hull registration numbers.

Our AI modelling process starts with pre-trained AI models from our technology ecosystem partners which we then customize using proprietary datasets tailored towards our customers unique workflow requirements. Where customers have pre-existing AI models or engines, we integrate those models or engines into our edge platform allowing customers to leverage proprietary models within the Airship AI software ecosystem.

Our primary offerings include Outpost AI, Acropolis, and Airship Command. Our offerings allow customers to manage their data across the full data lifecycle, when and where they need it, using a highly secure permissioned based architecture.

Outpost AI is our edge hardware and software offering that is purpose built to structure and analyze data efficiently and effectively at the source using Airship AI trained models. Once structured, Outpost AI securely encodes the data and streams it to Acropolis for further processing. In the automobile example, Outpost AI will process the unstructured and unlabeled video data into structured data including images of vehicles, images of plates, make, model, color, locations and plate numbers, as well as confidence levels on the structured results.

Acropolis is our enterprise management software suite which serves as the backbone of our software ecosystem. Acropolis allows customers with a handful of devices or hundreds of thousands of devices to manage their user and install base efficiently and securely from a single graphical user interface. Acropolis can be installed and managed locally (on-premises) as well as in cloud/multi-cloud-based system architectures. Acropolis can work with structured and unstructured data. In the scenario where Outpost AI processes the unstructured video of vehicles into images, plate numbers and other structured data, Acropolis will compare the structured data against customer repositories of structured data in order to add labels to results for user attention. Here, Acropolis leaves the initial processing of unstructured data to the edge device (Outpost AI) and handles additional labeling which requires bigger centralized datasets. Where Acropolis is receiving unstructured data as input from devices, it will do the initial processing of unstructured to structured data similar to what Outpost AI does at the edge before any additional labelling. This holistic approach allows customers to leverage the benefits of both edge and back-end data structuring and analysis in a “single-pane-of-glass” approach.

Airship Command then allows the customer to view the final labelled data which can be presented in real-time or as search results, as alerts, in automatically updating lists or on maps. In the vehicle example, Airship Command can present alarms on specific filters such as specific plates, intelligent partial matches, make, model, color and any combination thereof, as well as searches using the same filters against character recognition and vehicle characteristics results.

Airship Command is our suite of visualization tools that allow customers to interact with their data and devices securely and efficiently. Customer data interaction may include receiving and viewing an alarm triggered by an AI detected event at the edge on a mobile phone, or receiving and viewing events from thousands of edge devices spread across multiple different locations on a large video wall in a Security Operations Center (“SOC”). Our visualization tools span applications for workstations, web-based browsers, and applications for mobile handheld devices ensuring our customers data is never out of their immediate reach.

We apply AI across the entire offering suite, ensuring that we are extracting as much value from our customers’ existing and emerging data as possible. Whether it is using machine learning to train new models for deployment at the edge, or using a rules-based approach to detect anomalies based on data generated by machine learning models, we are constantly expanding and evolving our AI capabilities.

Our offerings are used by some of the largest government agencies and commercial organizations in the world. While we are heavily focused on continuing to grow market share in the United States, our offerings are currently deployed around the world, with significant room to grow in both the governmental and commercial markets.

Our typical customer engagement is a multi-year contractual agreement, an agreement which includes our core offerings as well as professional services, technical support, and software maintenance, which we expect will result in predictable, long-term recurring revenue. Our history shows that organizations that have chosen to partner with Airship AI stick with Airship AI.

Since our inception and until the Merger in December 2023, we have operated as a 100% employee-owned bootstrapped company with no outside investment, operating in a fiscally conservative model. As a U.S. based company, we operate in high growth areas, namely the intersection of public safety and AI, with a combined $7 billion edge AI hardware and software addressable market.

Our customers trust us to collect and analyze vast amounts of data in real-time as well as make it available to their users when they need it, where they need it, as securely as possible. We believe our offerings are purpose built from the ground up to help ensure we continue to meet or exceed these expectations.

Our Industry

We believe a robust digital transformation strategy is imperative today for companies to discover new revenue opportunities, gain competitive advantages, and create efficient business operations. Whether companies are established brick and mortar operations with large disparate operational footprints and user bases or newer entrants to the marketplace with centralized operations, the need to ingest and process data efficiently and effectively is critical.

Nowhere across the digital data lifecycle is transformation occurring at a greater rate and pace than at the edge. While the advantages of operating at the edge are clearly recognized, it is only recently that physical technology has caught up with the virtual capabilities software has to offer. These advancements include the shrinking size of processors capable of performing advanced analytics at the edge and networking advancements such as 5G that can efficiently move the data processed at the edge (in real-time).

With these advancements, the ability to move data processing workloads to the edge and achieve true digital transformation has started to become reality. To achieve the full value of this transformation, we must be able to do the following key technical attributes at the edge:

•	Structure data and analyze it in real-time,

•	Extract value from the analyzed data in real-time,

•	Securely transmit the usable data to the consumers who need it in real-time, and

•	Securely retain all data at the edge for regulatory/evidentiary purposes.

Achieving these end-states at the edge should allow companies to substantially reduce the time needed to make decisions that affect operations across their environment, in some cases in a predictive manner. This ability to make real-time decisions using data analyzed at the edge can transform operations across industry and government by improving public safety, tailoring predictive maintenance, improving quality control, mitigating organized retail crime, and providing more efficient operations, which drive better customer experiences and operational outcomes.

In addition to the benefits achieved by increasing the speed and efficiency at which decisions can be made by offloading workflow and AI capabilities to the edge, significant cost benefits such as reduced operational costs associated with moving data across networks, processing and analyzing data using traditional massive backend servers and processors, and storage costs for extraneous data that is not valuable. Data security is also greatly enhanced, as are regulatory and compliance requirements for data, when compared to legacy data center approaches to data management.

Similarly, transformative changes are happening between edge and the cloud, leveraging applications that allow you to interact with your data wherever it resides, at the edge, on-premises, and/or in the cloud. True digital transformation can then be fully achieved when you have the “single pane of glass” interface that brings all your data together, securely, and efficiently, structured and analyzed, when and where the data consumer needs it.

Our Solution

Airship AI’s platform today is used across multiple verticals and markets, including commercial and government, and small and enterprise. Our products are purpose-built to be scalable and flexible, operating in the environments our customers are in today as well as where they want to be tomorrow. Our software can be installed in air-gapped stand-alone environments as well as enterprise-wide federated environments with countless devices, users, and end-points where data is aggregated and consumed. Our software is installed on bare-metal servers on-premises, in data centers, and in the cloud, as well as in physical and virtualized environments.

Our software is also designed to replace existing capabilities as well as augment and/or enhance existing capabilities, from sensors to IT infrastructure to analytics. In many cases, our customers are able to achieve greater functionality out of existing capabilities through our unique approach to sensor integration and fusion than they could through the OEM manufacturers offerings, further improving ROI on existing infrastructure and cost-savings on planned future technology.

Our primary product offering is our software operating system, Airship Acropolis, supported by our edge (Airship Outpost AI) and end point visualization (Airship Command) offerings. Within Airship Acropolis, we have two variations, our commercial offering (Acropolis Commercial) and our government offering (Acropolis Law). While both variations are derived from the same code base, each is tailored towards specific workflow and operational requirements for their respective customer environments.

7

•

Acropolis Commercial. We built this platform first, supporting a variety of small and medium businesses across various commercial verticals, including schools, hospitals, casinos, logistics, and retail establishments. Our growth led us to larger commercial entities where we branched out from a standalone platform managing small numbers of cameras to an enterprise platform capable of managing hundreds of thousands of cameras and users from a single graphical user interface. Acropolis Commercial continues to support our commercial customers’ requirements today.

•

Acropolis Law. We built this platform based on the success of our commercial offering and we have grown our customer base to include agencies across the law enforcement, defense, and intelligence sectors, with dozens of custom sensor integrations and unique workflows allowing agencies to break down data sharing silos when operating standalone or in joint interagency environments.

Our edge platform, Airship Outpost AI, can be used in a standalone environment as well as pointed back to Airship Acropolis. Outpost AI primarily ingests either single or multiple feeds and using edge inference AI analyzes each feed for specific defined data parameters to alert on. All data is then encoded and streamed back to Acropolis securely for downstream visualization as well as further processing and/or analysis.

Our end point visualization platforms, Airship Command, consists of a thick client application, a web-based thin client, and our iOS and Android applications. Each of these visualization applications provides users the opportunity to securely view and interact with data being managed by Acropolis and control sensors/devices at the edge. Airship Command is the “single pane of glass” solution customers need.

Our professional services include custom model training for customers using their proprietary and sensitive data, on-site and/or remote engineering services supporting customer deployments and operations, as well as custom integrations and workflow enhancements aimed at creating additional operational efficiencies in their environments.

Our support and software maintenance agreements (“SMA”) create recurring revenue opportunities for the life of the contract and include options for general support as well as dedicated support through cleared individuals (up to the Top Secret clearance level). Our SMA provides customers access to new releases, patches, and other software updates as they are made public.

Our Customer Base

Our market-entry strategy has been to build enduring partnerships with large early adopters, or lighthouse customers, primarily in the United States. We believe these lighthouse customers serve as validation of our capabilities to other potential customers in similar and adjacent verticals by demonstrating the value and operational efficiencies our platform provides. From our first lighthouse customer in the commercial space, we have successfully expanded our footprint to include additional enterprise customers in the commercial market, as well as numerous federal, military, and intelligence agencies across the U.S. government.

After our initial contract is established, our customers tend to expand their use of our products and services, as they realize the efficiency and value provided. We also tend to see rapid expansion into adjacent buying entities within the customer, allowing them to break down data silos between functional areas that have historically existed, through the sharing of data securely and efficiently across network and operational domains.

We believe there are substantial opportunities to leverage work done for our existing lighthouse customers in the commercial and government sectors, where we continue to see growing parallels around operational needs and the technology capabilities we provide that can solve them.

Revenue Mix

Historically, a majority of our product revenue has consisted primarily of a bundled hardware and software product and to date we have sold or licensed a minimal amount of standalone software. In the future, we expect to see more deliveries of our products using a cloud based software solution which will allow us to create additional subscription revenue.

We expect to capitalize on the significant investments made over the last several years by refining our enterprise software platform for federated users in our defined customer verticals and completing the development of our AI driven edge hardware platform running our proprietary edge software and analytic platform.

These investments have positioned us to not only significantly grow market share at higher margins in these existing verticals but to also find and/or create opportunities in greenfield spaces where the benefits of AI are just starting to emerge.

Competitive Strengths

We believe that our approach to providing a holistic data management solution that leverages AI is the key to our future success, as much as the foresight to build a scalable and federated data management backend was when we first started our company. Our software and capabilities are more than just tools in a customer’s toolbox, they are integral parts of their day-to-day operational workflow and equally ingrained into their operational processes.

•

Single Pane of Glass Platform: Our platform brings together disparate edge generated data into one place, structured and unstructured, allowing our customers the ability to visualize multiple analyzed data forms in a true “single pane of glass.” This approach substantially reduces the infrastructure, human and physical, that has been historically needed to view and extract operational value from the customers’ data.

•

Superior Customer Experience: Our direct approach to customer engagements enables our team to manage the entire customer experience, starting with the first platform demonstration and continuing through installation and long-term employment. This is key to our goal to build partnerships with our customers, which we equate to potential long-term recurring revenue engagements with strong opportunities for expansion within the organization.

•

Ease of Use and Adoption: Our solution is architected such that it can be installed in as little as one hour with minimal direct engagement or support needed, yet ready to support operational engagements of a handful of users and devices to thousands of users and tens of thousands of attached devices. Everything within the architecture is purpose built to be intuitive and straightforward, allowing users to become operationally proficient in short order with limited training.

•

Hardened and Secure Platform: Our offerings are compliant with the National Defense Authorization Act (“NDAA”), the Commercial Software and the Trade Agreements Act (“TAA”), and the Buy American Act. Thus, cybersecurity and safeguarding data at rest and in transit is factored into everything we do, resulting in our platform having been accredited with numerous Authorities to Operate (“ATO”) for U.S. government agencies for on-premise deployments as well at the Fed Ramp high impact level in the secure cloud. This allows us to bring government-grade security to the larger commercial sector.

•

Significant Cost Savings: Our edge solution enables customers to add AI capabilities to their existing IT infrastructure, allowing them to immediately recognize the operational benefits of our AI platform without having to add expensive backend servers. Additionally, our open approach to edge sensors and devices allows customers to extract the full value out of their existing devices compared to the more common industry standard rip and replace approach.

Market Opportunity

Airship AI serves a large and rapidly growing addressable market. We determined the total addressable market (“TAM”) based upon publicly-available third-party industry reports on the current and projected markets for edge AI hardware and software offerings as well as federal, state, and local grants and set-aside funding for law enforcement, public safety, and community violence intervention efforts.

In addition to the $7 billion combined edge AI hardware and software addressable market by 2029, growing at a blended compounded average growth rate (“CAGR”) of 21.8%, for 2023 alone the U.S. government has set aside $3.2 billion in discretionary resources for state and local grants and $30 billion in mandatory resources to support law enforcement, crime prevention, and violence intervention, based on The President’s Budget for Fiscal Year 2023.

We believe our existing product market fit in the law enforcement vertical supported by our rapidly growing edge AI hardware and software offerings positions us well in this market. We plan to take advantage of this nexus market opportunity by targeting the larger state and local public safety marketplaces as well as commercial customers where our edge AI platform can allow them to participate in joint public-private ventures to improve public safety for their larger communities.

We expect that our market opportunity will continue to grow as we expand our edge AI hardware and software capabilities allowing us to serve our customers more broadly across their operations.

Growth Strategy

For FY 2024, we started with a pipeline of $142 million, consisting largely of U.S. government agency contracts. The opportunities that make up this pipeline include opportunities for expansion within existing agencies as well as new opportunities within the agency and/or new agencies themselves. While many of these opportunities are multi-year engagements which are expected to be highly competitive, they represent years of work of developing the opportunity around our unique value proposition and differentiators in support of a sole source award or to position Airship AI as the company to beat.

While this pipeline represents the path for substantial growth over the next 12-18 months, we are executing a number of strategies which we believe will bring our value proposition to a broader audience in the United States and abroad.

•

Embrace Existing Direct Routes to Market While Building a Channel Program: Our focus in the near term is to continue building and expanding relationships with existing customers who we enjoy direct relationships with, while we build partnerships with global integrators who bring capabilities outside our core competencies along with access and placement to customers and verticals which we do not currently enjoy. We believe that these strategies can not only co-exist but be mutually beneficial.

•

Expand Our Technology Partnerships and Integrations: Our focus remains on providing a best of breed “single pane of glass” solution for our customers data management challenges, which entails expanding our existing technology partnership ecosystem within our existing customer framework, as well as adjacent verticals. We believe this will drive new customer acquisitions as well as help expand our distribution capability into spaces our partners already participate.

•

Commercial Expansion: Based on our existing lighthouse customers and the rapid acceleration of AI in solving public safety and operational challenges, we see significant opportunities for expansion of our platform in the broader commercial marketplace. While we see opportunities across multiple industry verticals, our focus in the short term will be on those verticals that can immediately benefit from the work already done, significantly reducing additional development efforts along with shortening the sales cycle. These verticals include infrastructure, transportation, logistics, and retail.

•

Strategic M&A Activities: As part of our commercial landing and government expansion strategies, we plan to focus on strategic acquisition targets with complementary technologies that can rapidly accelerate existing development efforts or add new capabilities to our platform that are supportive of our existing technology partnerships and routes to market strategies.

Employees

We employed forty seven employees as of December 31, 2023. The employees are headquartered in Redmond, WA and are supported by a growing team at our Customer Center of Excellence located in Charlotte, NC. We employed eight research and development personnel in Taiwan as of December 31, 2023.

Intellectual Property

We do not have any patents and instead rely on trade secrets and know-how in the development of our business. Although large technology companies use patent portfolios as a means of strategic and legal deterrence, we believe it is more advantageous not to disclose our proprietary know-how.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not known to us or that we consider immaterial as of the date of this annual report. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment. The following discussion should be read in conjunction with Airship AI’s financial statements and notes thereto included herein. You should carefully consider the following risk factors in addition to the other information included in this annual report.

Risks Related to Airship AI’s Business and Industry

The market for Airship AI’s edge AI services and products is relatively new, and may decline or experience limited growth, and Airship AI’s business is dependent on its clients’ continuing adoption and use its services and products.

The edge AI market is relatively new and is subject to a number of risks and uncertainties. Airship AI has developed an edge AI platform system. Through this platform, we deliver our edge AI services to our clients, which include law enforcement, military, and commercial enterprise organizations. Airship AI believes that our future success will significantly depend on the growth, if any, of this market and the use of our services and products, including our Nexus real-time analytics technology.

The use of edge AI is still relatively new, and consumers may not recognize the need for or benefits of our services and products. If consumers do not recognize the need for and benefits of our services and products, then they may decide to adopt alternative services to satisfy some portion of their business needs. In order to grow our business and extend our market position, Airship AI intends to focus on educating potential customers about the benefits of our services and products, expanding the range of Airship AI’s services and bringing new technologies to market to increase market acceptance and use of our platform. Airship AI’s ability to expand the market that our services and products address depends upon a number of factors, including the cost, performance and perceived value associated with our services and products. The market for our services and products could fail to grow significantly or there could be a reduction in demand for our services and/or products as a result of a lack of acceptance, technological challenges, competing services, a decrease in spending by current and prospective customers, weakening economic conditions and other causes. If the edge AI market does not experience significant growth, or demand for its services and/or products decreases, then our business, financial condition and results of operations could be adversely affected.

If Airship AI does not develop enhancements to its services and introduce new services that achieve market acceptance, its growth, business, results of operations and financial condition could be adversely affected.

Airship AI’s ability to attract new clients and increase revenue from existing clients depends, in part, on its ability to enhance and improve its existing services, increase adoption and usage of its services, and introduce new services. The success of any enhancements or new services depends on several factors, including timely completion, adequate quality testing, actual performance quality, market accepted pricing levels and overall market acceptance.

Enhancements, such as additional technology features, and new services, such as software licenses and data services, that Airship AI develops may not be introduced in a timely or cost-effective manner, may contain errors or defects, may have interoperability difficulties with its platform or other services or may not achieve the broad market acceptance necessary to generate significant revenue. Furthermore, Airship AI’s ability to increase the usage of its services depends, in part, on the development of new uses for its services, which may be outside of its control. Its ability to generate usage of additional services by its data consumers may also require increasingly sophisticated and more costly sales efforts and result in a longer sales cycle. If Airship AI is unable to successfully enhance its existing services to meet evolving data consumer requirements, increase adoption and usage of its services, develop new services, or if its efforts to increase the usage of its services are more expensive than Airship AI expects, then its business, results of operations and financial condition would be adversely affected.

Airship AI has experienced moderate growth in the past several years, and if Airship AI fails to effectively manage its growth, then its business, results of operations and financial condition could be adversely affected.

Airship AI has experienced moderate growth in its business since 2016 when Airship AI developed its edge AI capabilities in video analytics and cyber analytics. For example, Airship AI has also experienced significant growth in the number of data consumers, usage and amount of data that its platform and associated infrastructure support. This growth has placed, and may continue to place, significant demands on its corporate culture, operational infrastructure and management. Any failure to manage Airship AI’s anticipated growth and organizational changes in a manner that preserves the key aspects of its culture and services could adversely affect Airship AI’s overall chance for future success, including its ability to recruit and retain personnel, and effectively focus on and pursue its corporate objectives. This, in turn, could adversely affect its business, financial condition and results of operations.

In addition, Airship AI’s ability to manage its operations and future growth will require Airship AI to continue to improve its operational, financial and management controls, compliance programs with multiple and changing international laws and regulations and reporting systems. Airship AI is currently in the process of strengthening its compliance programs, including its compliance programs related to data protection, privacy and cybersecurity and anti-corruption. Airship AI may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on its business, reputation, results of operations and financial condition.

Airship AI’s sales efforts involve considerable time and expense and its sales cycle is often long and unpredictable.

Airship AI’s results of operations may fluctuate, in part, because of the intensive nature of our sales efforts and the length and unpredictability of our sales cycle. As part of our sales efforts, we invest considerable time and expense evaluating the specific organizational needs of our potential customers and educating these potential customers about the technical capabilities and value of our platforms and services. We often also provide our platforms to potential customers at no or low cost initially to them for evaluation purposes through short-term pilot deployments of our platforms, and there is no guarantee that we will be able to convert customers from these short-term pilot deployments to full revenue-generating contracts. In addition, we have a growing direct sales force, and our sales efforts have historically depended on the significant involvement of our senior management team. The length of our sales cycle, from initial demonstration of our platforms to sale of our platforms and services, tends to be long and varies substantially from customer to customer. Our sales cycle often lasts six to nine months but can extend to a year or more for some customers. Because decisions to purchase our platforms involve significant financial commitments, potential customers generally evaluate our platforms at multiple levels within their organization, each of which often have specific requirements, and typically involve their senior management.

Our results of operations depend on sales to government and commercial enterprise organizations, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine war and related economic sanctions, rising inflation and interest rates, or monetary policy changes), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.

Historically, existing customers have expanded their relationships with Airship AI, which has resulted in a limited number of customers accounting for a substantial portion of its revenue. If existing customers do not make subsequent purchases from Airship AI or renew their contracts with Airship AI, or if its relationships with its largest customers are impaired or terminated, Airship AI’s revenue could decline, and its results of operations would be adversely impacted.

We derive a significant portion of our revenue from existing customers that expand their relationships with us. Increasing the size and number of the deployments of our existing customers is a major part of our growth strategy. We may not be effective in executing this or any other aspect of our growth strategy.

For the year ended December 31, 2023, three customers represented 34%, 21% and 12% of total revenue from 58 customers, although such a high level of customer concentration is not typical. We are not substantially dependent on these three customers or any one customer. The primary reason for the increase in reliance on a single customer for the year ended December 31, 2023 was due to the lag-time in delivering on a large order received in late 2022 from one division of a customer which was not fulfilled until 2023. For the year ended December 31, 2022, two customers represented 28% and 17% of total revenue from 45 customers, which is more representative of our typical customer concentration. Our top customers by revenue have been long term customers. From time to time, we may lose a major customer. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

We do not have any master service agreements with our customers. For our government agency customers, we must submit and complete standard bidding forms which contain all the applicable terms and conditions for our service offerings. In order to bid and secure government agency contracts, we either work directly with certain governmental agencies or work with and through the entity that has the prime bidding relationship with the government agencies. For our commercial customers, they submit detailed purchase orders which generally contain all the key terms and conditions, but such purchase orders may be supported by separate statements of work for particular projects.

Airship AI’s customer awards, either through commercial or government customers, come in a variety of forms depending on if the relationship with the customer is a direct relationship or if it is through a partner. For direct relationships, Airship AI receives the award directly from the commercial customer or government agency, either in the form of a purchase order or the requisite government form. For indirect or partner based awards, Airship AI receives the award in the form of a purchase order or task order against the specific effort being awarded.

Regardless of the form of the purchase order and/or the customer vertical, Airship AI has standard terms and conditions which are applied to all awards accepted. These include the specific line items by quantity being acquired, the delivery period for which Airship AI has to deliver the products and services awarded, the support and maintenance offering desired, and the total period of performance for the award (single year or multi-year). Payment is due within 30 days of when the invoice is received irrespective of the type of customer.

While we generally offer contract terms up to five years in length, our customers sometimes enter into shorter-term contracts, such as one-year subscriptions, which may not provide for automatic renewal and may require the customer to opt-in to extend the term. Our customers have no obligation to renew, upgrade, or expand their agreements with us after the terms of their existing agreements have expired. In addition, many of our customer contracts permit the customer to terminate their contracts with us with notice periods of varying lengths, generally three to six months. If one or more of our customers terminate their contracts with us, whether for convenience, for default in the event of a breach by us, or for other reasons specified in our contracts, as applicable; if our customers elect not to renew their contracts with us; if our customers renew their contractual arrangements with us for shorter contract lengths or for a reduced scope; or if our customers otherwise seek to renegotiate terms of their existing agreements on terms less favorable to us, our business and results of operations could be adversely affected. This adverse impact would be even more pronounced for customers that represent a material portion of our revenue or business operations.

Our ability to renew or expand our customer relationships may decrease or vary as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with our platforms and services, the frequency and severity of software and implementation errors, our platforms’ reliability, our pricing, the effects of general economic conditions, competitive offerings or alternatives, or reductions in our customers’ spending levels. If our customers do not renew or expand their agreements with us or if they renew their contracts for shorter lengths or on other terms less favorable to us, our revenue may grow more slowly than expected or decline, and our business could suffer. Our business, financial condition, and results of operations would also be adversely affected if we face difficulty collecting our accounts receivable from our customers or if we are required to refund customer deposits.

Achieving renewal or expansion of deployments may require us to increasingly engage in sophisticated and costly sales efforts that may not result in additional sales. In addition, our customers’ decisions to expand the deployment of our platforms depends on a number of factors, including general economic conditions, the functioning of our platforms, the ability of our forward-deployed engineers to assist our customers in identifying new use cases, modernizing their data architectures, and achieving success with data-driven initiatives, and our customers’ satisfaction with our services. If our efforts to expand within our existing customer base are not successful, our business may suffer.

Seasonality may cause fluctuations in Airship AI’s results of operations and financial position.

Historically, the first quarter of our year generally has relatively lower sales, and sales generally increase in each subsequent quarter with substantial increases during our third and fourth quarters ending September 30 and December 31, respectively. We believe that this seasonality results from a number of factors, including:

•	the fiscal year end procurement cycle of our government customers, and in particular U.S. government customers which have a fiscal year end of September 30;

•	the fiscal year budgeting process for our commercial customers, many of which have a fiscal year end of December 31;

•	seasonal reductions in business activity during the summer months in the United States, Europe, and certain other regions; and

•	timing of projects and our customers’ evaluation of our work progress.

This seasonality has historically impacted and may in the future continue to impact the timing of collections and recognized revenue. Because a significant portion of our customer contracts are typically finalized near the end of the year, and we typically invoice customers shortly after entering into a contract, we may receive a portion of our customer payments near the end of the year and record such payment as an increase in deferred revenue or customer deposits (“contract liabilities”), while the revenue from our customer contracts is generally recognized over the contract term. While we have historically billed and collected payments for multiple contract years from certain customers in advance, we have and may continue to shift to collecting payments on an annual or other basis.

While this has been the historical seasonal pattern of our quarterly sales, we believe that our customers’ required timing for certain new government or commercial programs requiring new software may outweigh the nature or magnitude of seasonal factors that might have influenced our business to date. As a result, we may experience future growth from additional government or commercial mandates that do not follow the seasonal purchasing and evaluation decisions by our customers that we have historically observed.

For example, increased government spending on technology aimed at national defense, financial or policy regulation, cybersecurity, or healthcare mandates may drive customer demand at different times throughout our year, the timing of which we may not be able to anticipate and may cause fluctuations in our results of operations. The timing of our fiscal quarters and the U.S. federal government’s September 30 fiscal year end also may impact sales to governmental agencies in the third quarter of our year, offsetting, at least in part, the otherwise seasonal downturn we have historically observed in later summer months.

Our recent growth may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. We expect that seasonality will continue to materially impact our business in the future and may become more pronounced over time. The seasonality of our business may cause continued or increased fluctuations in our results of operations and cash flows, which may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause a decline in the trading price of our securities.

If Airship AI does not successfully develop and deploy new technologies to address the needs of its customers, its business and results of operations could suffer.

Airship AI’s success has been based on our ability to design software and products that enable the integration of data into a common operating environment to facilitate advanced data analysis, knowledge management, and collaboration. We spend substantial amounts of time and money researching and developing new technologies and enhanced versions of existing features to meet our customers’ and potential customers’ rapidly evolving needs. There is no assurance that our enhancements to our platforms or our new product features, capabilities, or offerings, including new product modules, will be compelling to our customers or gain market acceptance. If our research and development investments do not accurately anticipate customer demand or if we fail to develop our platforms in a manner that satisfies customer preferences in a timely and cost-effective manner, we may fail to retain our existing customers or increase demand for our platforms.

The introduction of new products and services by competitors or the development of entirely new technologies to replace existing offerings could make our platforms obsolete or adversely affect our business, financial condition, and results of operations. We may experience difficulties with software development, design, or marketing that delay or prevent our development, introduction, or implementation of new platforms, features, or capabilities. We have in the past experienced delays in our internally planned release dates of new features and capabilities, and there can be no assurance that new platforms, features, or capabilities will be released according to schedule. Any delays could result in adverse publicity, loss of revenue or market acceptance, or claims by customers brought against us, any of which could harm our business. Moreover, the design and development of new platforms or new features and capabilities to our existing platforms may require substantial investment, and we have no assurance that such investments will be successful. If customers do not widely adopt our new platforms, experiences, features, and capabilities, we may not be able to realize a return on our investment and our business, financial condition, and results of operations may be adversely affected.

Our new and existing platforms and changes to our existing platforms could fail to attain sufficient market acceptance for many reasons, including:

•	our failure to predict market demand accurately in terms of product functionality and to supply offerings that meet this demand in a timely fashion;

•	product defects, errors, or failures or our inability to satisfy customer service level requirements;

•	negative publicity or negative private statements about the security, performance, or effectiveness of our platforms or product enhancements;

•	delays in releasing to the market our new offerings or enhancements to our existing offerings, including new product modules;

•	introduction or anticipated introduction of competing platforms or functionalities by our competitors;

•	inability of our platforms or product enhancements to scale and perform to meet customer demands;

•

receiving qualified or adverse opinions in connection with security or penetration testing, certifications or audits, such as those related to IT controls and security standards and frameworks or compliance;

•	poor business conditions for our customers, causing them to delay software purchases;

•	reluctance of customers to purchase proprietary software products;

•	reluctance of our customers to purchase products hosted by our vendors and/or service interruption from such providers; and

•	reluctance of customers to purchase products incorporating open source software.

If we are not able to continue to identify challenges faced by our customers and develop, license, or acquire new features and capabilities to our platforms in a timely and cost-effective manner, or if such enhancements do not achieve market acceptance, our business, financial condition, results of operations, and prospects may suffer and our anticipated revenue growth may not be achieved. Because we derive, and expect to continue to derive, substantially all of our revenue from customers purchasing our platforms and products, market acceptance of these platforms and products, and any enhancements or changes thereto, is critical to our success.

Airship AI’s ability to sell its platforms and satisfy its customers is dependent on the quality of Airship AI’s services, and its failure to offer high quality services could have a material adverse effect on its sales and results of operations.

Once Airship AI’s platforms are deployed and integrated with our customers’ existing information technology investments and data, our customers depend on our support and maintenance services to resolve any issues relating to our platforms. Increasingly, our platforms have been deployed in large-scale, complex technology environments, and we believe our future success will depend on our ability to increase sales of our platforms for use in such deployments. Further, our ability to provide effective ongoing services, or to provide such services in a timely, efficient, or scalable manner, may depend in part on our customers’ environments and their upgrading to the latest versions of our platforms and participating in our centralized platform management and services.

In addition, our ability to provide effective services is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly, and that growth has and may continue to put additional pressure on our services teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for our support and maintenance services. We also may be unable to modify the future scope and delivery of our support and maintenance services to compete with changes in the services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our business and results of operations. In addition, as we continue to grow our operations and expand outside of the United States, we need to be able to provide efficient services that meet our customers’ needs globally at scale, and our services teams may face additional challenges, including those associated with operating the platforms and delivering support, training, and documentation in languages other than English and providing services across expanded time-zones. If we are unable to provide efficient support and maintenance services globally at scale, our ability to grow our operations may be harmed, and we may need to hire additional services personnel, which could negatively impact our business, financial condition, and results of operations.

Our customers typically need training in the proper use of and the variety of benefits that can be derived from our platforms to maximize the potential of our platforms. If we do not effectively deploy, update, or upgrade our platforms, succeed in helping our customers quickly resolve post-deployment issues, and provide effective ongoing services, our ability to sell additional products and services to existing customers could be adversely affected, we may face negative publicity, and our reputation with potential customers could be damaged. Many enterprise and government customers require higher levels of service than smaller customers. If we fail to meet the requirements of the larger customers, it may be more difficult to execute on our strategy to increase our penetration with larger customers. As a result, our failure to maintain high quality services may have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

If Airship AI is not able to maintain and enhance its brand and reputation, Airship AI’s relationships with its customers, partners, and employees may be harmed, and its business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand identity and reputation is important to our relationships with, and to our ability to attract and retain customers, partners, investors, and employees. The successful promotion of our brand depends upon our ability to continue to offer high-quality software, maintain strong relationships with our customers, the community, and others, while successfully differentiating our platforms from those of our competitors. Unfavorable media coverage may adversely affect our brand and reputation. We anticipate that as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. If we do not successfully maintain and enhance our brand identity and reputation, we may fail to attract and retain employees, customers, investors, or partners, grow our business, or sustain pricing power, all of which could adversely impact our business, financial condition, results of operations, and growth prospects. Additionally, despite our internal safeguards and efforts to the contrary, we cannot guarantee that our customers will not ultimately use our platforms for purposes inconsistent with our company values, and such uses may harm our brand and reputation.

If the market for Airship AI’s platforms and services develops more slowly than Airship AI expects, its growth may slow or stall, and its business, financial condition, and results of operations could be harmed.

The market for Airship AI’s platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing COVID-19 pandemic, the ongoing Russia-Ukraine war and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

Issues raised by the use of artificial intelligence (“AI”) (including machine learning) in Airship AI’s platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of Airship AI’s technology platforms and is a significant and potentially growing element of our business. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets in AI training, development, or operations may be insufficient, of poor quality, or reflect unwanted forms of bias. Inappropriate or controversial data practices by, or practices reflecting inherent biases of, data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, including under new proposed legislation regulating AI in jurisdictions such as the European Union and brand or reputational harm. Some AI scenarios present ethical issues. Though our technologies and business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial or problematic because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm, as well as regulatory or legal scrutiny.

Real or perceived errors, failures, defects, or bugs in Airship AI’s platforms could adversely affect its results of operations and growth prospects.

Because Airship AI offers very complex technology platforms, undetected errors, defects, failures, or bugs have occurred and may in the future occur, especially when platforms or capabilities are first introduced or when new versions or other product or infrastructure updates are released. Our platforms are often installed and used in large-scale computing environments with different operating systems, software products and equipment, and data source and network configurations, which may cause errors or failures in our platforms or may expose undetected errors, failures, or bugs in our platforms. Despite testing by us, errors, failures, or bugs may not be found in new software or releases until after commencement of commercial shipments. In the past, errors have affected the performance of our platforms and can also delay the development or release of new platforms or capabilities or new versions of platforms, adversely affect our reputation and our customers’ willingness to buy platforms from us, and adversely affect market acceptance or perception of our platforms. Many of our customers use our platforms in applications that are critical to their businesses or missions and may have a lower risk tolerance to defects in our platforms than to defects in other, less critical, software products. Any errors or delays in releasing new software or new versions of platforms or allegations of unsatisfactory performance, errors, defects, or failures in released software could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the software, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, results of operations and financial condition. In addition, our platforms could be perceived to be ineffective for a variety of reasons outside of our control. Hackers or other malicious parties could circumvent our or our customers’ security measures, and customers may misuse our platforms resulting in a security breach or perceived product failure.

Real or perceived errors, failures, or bugs in our platforms and services, or dissatisfaction with our services and outcomes, could result in customer terminations and/or claims by customers for losses sustained by them. In such an event, we may be required, or we may choose, for customer relations or other reasons, to expend additional resources in order to help correct any such errors, failures, or bugs. Although we have limitation of liability provisions in our standard software licensing and service agreement terms and conditions, these provisions may not be enforceable in some circumstances, may vary in levels of protection across our agreements, or may not fully or effectively protect us from such claims and related liabilities and costs. We generally provide a warranty to our customers for our software products and services. In the event that there is a failure of warranties in such agreements, we are generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if we are unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources.

In addition, our platforms integrate a wide variety of other elements, and our platforms must successfully interoperate with products from other vendors and our customers’ internally developed software. As a result, when problems occur for a customer using our platforms, it may be difficult to identify the sources of these problems, and we may receive blame for a security, access control, or other compliance breach that was the result of the failure of one of the other elements in a customer’s or another vendor’s IT, security, or compliance infrastructure. The occurrence of software or errors in data, whether or not caused by our platforms, could delay or reduce market acceptance of our platforms and have an adverse effect on our business and financial performance, and any necessary revisions may cause us to incur significant expenses. The occurrence of any such problems could harm our business, financial condition, and results of operations. If an actual or perceived breach of information correctness, auditability, integrity, or availability occurs in one of our customers’ systems, regardless of whether the breach is attributable to our platforms, the market perception of the effectiveness of our platforms could be harmed. Alleviating any of these problems could require additional significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our business, financial condition, results of operations, and growth prospects.

Airship AI may not be able to adequately protect or enforce its intellectual property rights or prevent unauthorized parties from copying or reverse engineering its solutions. Airship AI’s efforts to protect and enforce its intellectual property rights and prevent third parties from violating its rights may be costly.

The success of Airship AI’s services and its business depends, in part, on Airship AI’s ability to obtain intellectual property rights and maintain adequate legal protection for its products in the United States and other international jurisdictions. Airship AI does not have any patents. Airship AI relies on a combination of copyright, service mark, and trade secret laws, as well as confidentiality procedures and contractual obligations, to establish and protect its proprietary rights, all of which provide only limited protection. Airship AI cannot be certain that the steps it has taken will prevent unauthorized use of its technology or the reverse engineering of its technology. Moreover, others may independently develop technologies that are competitive to Airship AI or infringe Airship AI’s intellectual property.

Protecting against the unauthorized use of Airship AI’s intellectual property, products and other proprietary rights is expensive and can be difficult, particularly with respect to international jurisdictions. Unauthorized parties may attempt to copy or reverse engineer Airship AI’s solutions or certain aspects of Airship AI’s solutions that are considered proprietary. Litigation may be necessary in the future to enforce or defend Airship AI’s intellectual property rights, to prevent unauthorized parties from copying or reverse engineering its solutions, to determine the validity and scope of the proprietary rights of others or to block the importation of infringing products into the U.S. Any such litigation, regardless of merit, could be costly, divert the attention of management and may not ultimately be resolved in Airship AI’s favor.

Effective trademark, service mark, copyright and trade secret protection may not be available or applied for in every country in which Airship AI’s products are available and competitors based in other countries may sell infringing products in one or more markets. An inability to adequately protect and enforce Airship AI’s intellectual property and other proprietary rights or an inability to prevent authorized parties from copying or reverse engineering its technology solutions or certain aspects of its solutions that Airship AI considers proprietary could adversely affect its business, operating results, financial condition and prospects.

Airship AI relies on its unpatented proprietary technology, trade secrets, processes and know-how.

Airship AI relies on proprietary information (such as trade secrets, know-how and confidential information) to protect intellectual property that may not be patentable or subject to copyright, trademark, trade dress or service mark protection, or that Airship AI believes is best protected by means that do not require public disclosure.

Airship AI generally seeks to protect this proprietary information by entering into confidentiality agreements, or consulting, services or employment agreements that contain non-disclosure and non-use provisions with its employees, consultants, contractors and third parties. However, Airship AI may fail to enter into the necessary agreements and, even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of its proprietary information, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. Airship AI has limited control over the protection of trade secrets used by its current or future manufacturing partners and suppliers and could lose future trade secret protection if any unauthorized disclosure of such information occurs. In addition, Airship AI’s proprietary information may otherwise become known or be independently developed by its competitors or other third parties. To the extent that its employees, consultants, contractors, advisors and other third parties use intellectual property owned by others in their work for Airship AI, disputes may arise as to the rights in related or resulting know-how and inventions. Costly and time-consuming litigation could be necessary to enforce and determine the scope of Airship AI’s proprietary rights, and failure to obtain or maintain protection for its proprietary information could adversely affect its competitive business position. Furthermore, laws regarding trade secret rights in certain markets where Airship AI operates may afford limited or no protection for its trade secrets.

Airship AI also relies on physical and electronic security measures to protect its proprietary information, but it cannot provide assurance that these security measures will not be breached or that these measures will provide adequate protection. There is a risk that third parties may obtain and improperly utilize Airship AI’s proprietary information to its competitive disadvantage. Airship AI may not be able to detect or prevent the unauthorized use of such information or take appropriate and timely steps to enforce its intellectual property rights.

Airship AI has not been profitable in the past and may not achieve or maintain profitability in the future.

We had net income and net loss of approximately $16,371,000 and $487,000 for the years ended December 31, 2023 and 2022, respectively. There can be no assurance that Airship AI will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Airship AI’s revenues have fluctuated and may likely continue to fluctuate significantly from quarter to quarter and from year to year. Airship AI will need to obtain additional capital and increase sales to become profitable.

Airship AI requires substantial additional funding, which may not be available to Airship AI on acceptable terms, or at all, and, if not so available, may require Airship AI to delay, limit, reduce or cease its operations.

Airship AI has limited financial resources. There can be no assurance that sufficient funding will be available to us to fund our operating expenses and to further develop our business. Unless we achieve substantial profitability, we anticipate that we will likely need to raise additional capital to fund our operations while we implement and execute our business plan. We currently do not have any contracts or commitments for additional financing. In addition, any additional equity financing may involve substantial dilution to our existing shareholders. There can be no assurance that such additional capital will be available on a timely basis or on terms that will be acceptable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of operations or the further development of our business. If adequate funds are not available or are not available on acceptable terms, we may not be able to further fund our business or the expansion thereof, take advantage of strategic acquisitions or investment opportunities or respond to competitive pressures. Such inability to obtain additional financing when needed could have a material adverse effect on our business, results of operations, cash flow, financial condition and prospects.

There can be no assurance that Airship AI will be able to comply with the terms of its convertible note.

Airship AI issued senior secured convertible promissory notes on June 22, 2023 and October 3, 2023 in principal amounts totaling $2,600,000. Pursuant to the terms of a senior secured convertible promissory notes, $2,000,000 is due on June 22, 2024 and $600,000 is due on September 30, 2024. Failure to repay the principal amounts on the due date, an additional 10% and related interest or to convert these amounts into shares of Airship AI common stock in accordance with the promissory notes would result in a default. We may not have the funds to repay, or the ability to refinance, such outstanding amounts and the holder could foreclose upon critical assets. Any of these outcomes would have an adverse effect on our business and financial condition.

Airship AI has a limited operating history. There can be no assurance that Airship AI will be successful in growing its business.

We have a limited history of operations. As a result, there can be no assurance that we will be successful in our operations. Any potential for future growth will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

Airship AI faces intense competition within its industry and is subject to the effects of technology change.

The industry in which we are engaged is subject to rapid and significant technological change. There can be no assurance that Airship AI’s systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render Airship AI’s offerings obsolete or non-competitive. Many of the companies we compete with enjoy significant competitive advantages over us, including greater name recognition; greater financial, technical and service resources; established networks; additional product offerings; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established technology companies, any of which would likely have greater resources than Airship AI, will not enter the market. There can be no assurance that Airship AI will be able to compete successfully against any of its competitors.

Airship AI’s proprietary products and services and service delivery may not operate properly, which could damage its reputation, give rise to claims against Airship AI, or divert application of its resources from other purposes, any of which could harm its business and operating results.

We may encounter supply chain, human, or technical obstacles that prevent our products and services from operating profitably. If our offerings do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. We cannot assure you that material performance problems or defects in our products will not arise in the future. Errors may result from receipt, entry, or interpretation of customer information or from interface of our services. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If critical components used in Airship AI’s products become scarce or unavailable, Airship AI may incur delays in delivering its products and providing services, which could damage its business. Airship AI relies on a sustainable supply chain. Any issues with this supply chain could adversely affect daily business operations and profitability.

We depend on third party providers, suppliers and licensors to supply some of the hardware, software and support necessary to provide some of our products and services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history, or which may not be able to continue to supply the equipment, supplies, and services we desire. Some of our hardware, software and operational support vendors represent our primary or sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties or are otherwise unable to provide the equipment or services we need in a timely manner, at our specifications and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition.

Unavailability of materials or higher costs could adversely affect Airship AI’s financial results.

We depend on certain domestic and international suppliers for the delivery of components used in the assembly of our products. Our reliance on third-party suppliers creates risks related to our potential inability to obtain an adequate supply of components or sub-assemblies and reduced control over pricing and timing of delivery of components and sub-assemblies. Specifically, we depend on suppliers of sub-assemblies, machined parts, printed circuit boards, custom wire fabrications and other miscellaneous customer parts for our products. Although we have and are implementing additional long-term agreements with strategic suppliers to mitigate the risk of supply continuity, there remains risk across our supply chain while we extend our supplier contract program, and there is no guarantee that supply will not be interrupted. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, or they decommit to us previously agreed to supply levels, it may reduce our access to components and require us to search for new suppliers. If we are unable to accurately match the timing and quantities of component purchases to our actual needs, we may incur unexpected production disruption, storage, transportation and write-off costs, which may harm our business and operating results.

Single or sole-source components used in the manufacture of our products may become unavailable or discontinued. Delays caused by industry allocations or obsolescence may take weeks or months to resolve. In some cases, parts obsolescence may require a product re-design to ensure quality replacement components. These delays could cause significant delays in manufacturing and loss of sales, leading to adverse effects significantly impacting our financial condition or results of operations and could harm our reputation.

A significant number of our raw materials or components are comprised of petroleum-based products or incur some form of landed cost associated with transporting the raw materials or components to our facility. Our freight and import costs and the timely delivery of our products could be adversely impacted by a number of factors which could reduce the profitability of our operations, including: higher fuel costs; potential port closures; customs clearance issues; increased government regulation or regulatory changes for imports of foreign products into the U.S.; delays created by terrorist attacks or threats, public health issues, national disasters or work stoppages; and other matters. Any interruption of supply for any material components of our products could significantly delay the shipment of our products and have a material adverse effect on our revenues, profitability and financial condition. For example, there have been disruptions in the semi-conductor supply chain that could negatively impact our ability to make our products. While many of the COVID-19 driven supply chain issues have been resolved, challenges to the timely production and delivery of Taiwan based products we utilize for our edge AI platform due to geo-political factors is a concern looking forward. In the event that our suppliers are unable to provide timely delivery of those supplies it will significantly impact our ability to meet delivery schedules for existing and anticipated edge AI hardware-based solutions.

International or domestic geopolitical or other events, including the imposition of new or increased tariffs and/or quotas by the U.S. government on any of these raw materials or components and other government trade policies, could adversely impact the supply and cost of these raw materials or components, and could adversely impact our revenues, profitability and financial condition. In particular, the implementation of tariffs and trade restrictions as well as changes in trade policies between the U.S. and China may have an adverse effect on our supply chain from a sourcing and cost perspective. We source certain raw materials from China, as do some of our suppliers. We may be unable to transition away from China to other jurisdictions or obtain secondary source s for raw materials which could result in a material adverse effect on our revenues, profitability and financial condition.

If Airship AI’s security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of its services to current or potential customers may be reduced, and Airship AI may incur significant liabilities.

Airship AI services involve the web-based and data storage and transmission of customers’ information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

The loss of one or more of Airship AI’s significant customers, or any other reduction in the amount of revenue Airship AI derives from any such customer, would adversely affect its business, financial condition, results of operations and growth prospects.

Airship AI sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion. For the year ended December 31, 2023, three customers represented 34%, 21% and 12% of total revenue from 58 customers, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the year ended December 31, 2023 was due to the lag-time in delivering on a large order received in late 2022 from one division of a customer which was not fulfilled until 2023. As of December 31, 2023, three customers represented approximately 51%, 26% and 17% of outstanding account receivables. Due to the customers and timely payments, customer concentration in account receivables is minimal.

For the year ended December 31, 2022, two customers represented 28% and 17% of total revenue from 45 customers, which is more representative of our typical customer concentration. As of December 31, 2022, four customers represent approximately 42%, 19%, 14% and 10% of outstanding account receivables. Due to the customers and timely payments, customer concentration in account receivables is minimal.

We expect to continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant customers or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition and results of operations. Customers may choose not to renew their contracts or may otherwise reduce the breadth of the offerings which they purchase for any number of reasons. We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

Airship AI depends on key information systems and third party service providers.

We depend on key information systems to accurately and efficiently transact our business. These systems and services are vulnerable to interruptions or other failures resulting from, among other things, pandemics, epidemics, natural disasters, terrorist attacks, software or equipment failures, processing errors, computer viruses, other security issues or supplier defaults. Security, backup and disaster recovery measures may not be adequate or implemented properly to avoid such disruptions or failures. Any disruption or failure of these systems or services could cause substantial errors, processing inefficiencies, security breaches, inability to use the systems or process transactions, loss of customers or other business disruptions, all of which could negatively affect our business and financial performance.

As cybersecurity attacks continue to evolve and increase, our information systems could also be penetrated or compromised by internal and external parties’ intent on extracting confidential information, disrupting business processes or corrupting information. These risks could arise from external parties or from acts or omissions of internal or service provider personnel. Such unauthorized access could disrupt our business and could result in the loss of assets, litigation, remediation costs, damage to our reputation and failure to retain or attract customers following such an event, which could adversely affect our business.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to Airship AI’s competitive position.

Increased sophistication and activities of perpetrators of cyber-attacks have resulted in an increase in information security risks in recent years. Hackers develop and deploy viruses, worms, and other malicious software programs that attack products and services and gain access to networks and data centers. If we experience difficulties maintaining existing systems or implementing new systems, we could incur significant losses due to disruptions in our operations. Additionally, these systems contain valuable proprietary and confidential information and may contain personal data of our customers. A security breach could result in disruptions of our internal systems and business applications, harm to our competitive position from the compromise of confidential business information, or subject us to liability under laws that protect personal data. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. Any of these consequences would adversely affect our revenue and margins.

Claims by others that Airship AI infringes their intellectual property could force Airship AI to incur significant costs or revise the way Airship AI conducts its business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We may receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

•	be time-consuming and expensive to defend, whether meritorious or not;

•	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

•	divert the attention of our technical and managerial resources;

•	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

22

•

prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

•	subject us to significant liability for damages or result in significant settlement payments; or

•	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

Airship AI’s success depends upon the continued protection of its intellectual property rights and Airship AI may be forced to incur substantial costs to maintain, defend, protect and enforce its intellectual property rights.

We do not have any patents and instead rely on trade secrets and know-how in the development of our business, which are of material importance to Airship AI and its future prospects. Competitors may attempt to challenge our IP and IP systems, or may be able to design alternative techniques or devices that develop products with functionalities that are comparable to ours. In the event a competitor infringes upon our intellectual property, enforcing those rights, even if successful, could be expensive, uncertain, difficult and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that Airship AI’s products will not infringe on others. We may not have sufficient resources to enforce our intellectual property rights or to defend our IP against challenges from others.

Airship AI depends on its management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain highly skilled employees could adversely affect its business.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales, may seriously and adversely affect our business, financial condition and results of operations. Although we have entered into employment or consulting agreements with our personnel, their employment is generally for no specific duration.

Our future performance also depends on the continued services and continuing contributions of our senior management team, which include Victor Huang, our co-Founder and Chief Executive Officer, and Derek Xu, our co-Founder and Chief Operating Officer, to execute on our business plan and to identify and pursue new opportunities and product innovations. The loss of services of our senior management team, particularly our Chief Executive Officer, Chief Operating Officer or Chief Technology Officer, could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations.

Airship AI’s management team has limited experience managing a public company and regulatory compliance may divert their attention from the day-to-day management of Airship AI’s business.

Our management team has limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. These obligations typically require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

Airship AI’s business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on Airship AI’s business and operating results.

Our future depends, in part, on continuing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investments to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to governmental organizations have not accounted for, and may never account for, a significant portion of our revenue. Sales to governmental organizations are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

•

selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•

government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the revised certification;

•

government demand and payment for our platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our platform; and

•

governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and operating results.

The occurrence of any of the foregoing could cause governmental organizations to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business, operating results and financial condition.

Acquisitions of, or investments in, other companies, products, or technologies may require significant management attention and could disrupt Airship AI’s business, dilute stockholder value, and adversely affect its operating results.

Our business strategy may include acquiring other complementary products, technologies or businesses. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

If we merge with or acquire another company following the Business Combination, it is reasonably expected that there will be increased operating expenses and costs associated with the merger that could negatively impact operating profits in the future periods immediately following the M&A event. The extent and longevity of those impacts is not possible to quantify.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies, products, personnel or services in a profitable manner;

•

unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the product into our offerings or recognize the benefits of our investment;

•	differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture;

•	incurrence of acquisition-related costs, including costs related to integration activities;

•	difficulty integrating the accounting and information systems, operations, and personnel of the acquired business;

•	augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;

•	potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;

•	difficulty converting the customers of the acquired business onto our platform and contract terms;

•	diversion of management’s attention and other company resources;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

We cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. Integrating an acquired technology, asset or business into our operations can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.

In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, operating results, financial condition, and prospects.

Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect Airship AI’s revenue and results of operations.

Various factors contribute to the uncertain economic environment, including the ongoing Russia-Ukraine war, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our operating results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

Catastrophic events could materially adversely affect Airship AI’s business, results of operations and/or financial condition.

A disruption or failure of our systems or operations in the event of a major earthquake, weather event, fire, explosion, failure to contain hazardous materials, industrial accident, utility failure, cyber-attack, terrorist attack, public health crisis, pandemic, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results as well as expose us to claims, litigation and governmental investigations and fines.

If our backup and mitigation plans are not sufficient to minimize business disruption, our financial results could be adversely affected. We are continuously monitoring our operations and intend to take appropriate actions to mitigate the risks arising from catastrophic events, but there can be no assurances that we will be successful in doing so.

If Airship AI fails to maintain effective internal control over financial reporting or identify a material weakness or significant deficiency in its internal control over financial reporting, Airship AI’s ability to report its financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in Airship AI company could diminish, and the value of its stock may decline.

Preparing our consolidated financial statements involves a number of complex manual and automated processes, which are dependent upon individual data input or review and require significant management judgment. One or more of these processes may result in errors that may not be detected and could result in a material misstatement or other errors of our consolidated financial statements. Such errors may be more likely to occur when implementing new systems and processes, particularly when implementing evolving and complex accounting rules. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that as a publicly-traded company we disclose whether our internal control over financial reporting and disclosure controls and procedures are effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis. If we are unable to successfully remediate any current or future material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected; our liquidity, access to capital markets and perceptions of our creditworthiness may be adversely affected; we may be unable to maintain compliance with securities laws, stock exchange listing requirements and debt instruments covenants regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; investors may lose confidence in our financial reporting; we may suffer defaults under our debt instruments; and our stock price may decline.

Changes in accounting principles or their application to Airship AI could result in unfavorable accounting charges or effects, which could adversely affect its results of operations and growth prospects.

We prepare our consolidated financial statements in accordance with GAAP. In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If Airship AI’s judgments or estimates relating to its critical accounting policies are based on assumptions that change or prove to be incorrect, Airship AI’s results of operations could fall below expectations of securities analysts and investors, resulting in a decline in its stock price.

The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Airship AI” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of the combined company’s securities. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition and income taxes.

Airship AI has limited insurance which may not cover claims by third parties against Airship AI or its officers and directors.

We have directors’ and officers’ liability insurance and commercial liability insurance policies. Claims, however, by third parties against us may exceed policy amounts and we may not have amounts to cover these claims. Any significant claims would have a material adverse effect on our business, financial condition and results of operations. In addition, our limited directors’ and officers’ liability insurance may affect our ability to attract and retain directors and officers.

Airship AI could be subject to additional tax liabilities.

We are subject to federal, state, and local income taxes in the United States and numerous foreign jurisdictions. Determining our provision for income taxes requires significant management judgment, and the ultimate tax outcome may be uncertain. In addition, our provision for income taxes is subject to volatility and could be adversely affected by many factors, including, among other things, changes to our operating or holding structure, changes in the amounts of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in U.S. and foreign tax laws. Moreover, we are subject to the examination of our income tax returns by tax authorities in the United States and various foreign jurisdictions, which may disagree with our calculation of research and development tax credits, cross-jurisdictional transfer pricing, or other matters and assess additional taxes, interest or penalties. While we regularly assess the likely outcomes of these examinations to determine the adequacy of our provision for income taxes and we believe that our financial statements reflect adequate reserves to cover any such contingencies, there can be no assurance that the outcomes of such examinations will not have a material impact on our results of operations and cash flows. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our financial condition or results of operations may be adversely impacted.

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively.

Costs incurred in the development of software programs for Airship AI’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized during the years ended or as of December 31, 2023 and 2022.

Risks Related to Our Securities

Currently, our Common Stock and Public Warrants are listed on Nasdaq. However, there may not be enough liquidity in such market to enable stockholders to sell their securities.

Currently, our Common Stock and Public Warrants are listed on The Nasdaq Global Market and The Nasdaq Capital Market, respectively. If a public market for our securities does not develop, investors may not be able to re-sell their Common Stock or Warrants, rendering their securities illiquid and possibly resulting in a complete loss of their investment. We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. The trading price of and demand for the Common Stock and the development and continued existence of a market and favorable price for the Common Stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results, and prospects of the Company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings, and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for the Common Stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise negatively affect the price and liquidity of the Common Stock. Many of these factors and conditions are beyond the control of the Company or the stockholders.

Our executive officers and directors exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Victor Huang, Airship AI’s co-Founder and our Chief Executive Officer, and Derek Xu, Airship AI’s co-Founder and our Chief Operating Officer, beneficially own (including shares underlying outstanding warrants, stock options and SARs) approximately 70.5% of our combined voting power. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders may have interests, with respect to their Common Stock, which are different from those of the public investors and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of the Common Stock.

In addition, this concentration of ownership might adversely affect the market price of the Common Stock by: (1) delaying, deferring or preventing a change of control; (2) impeding a merger, consolidation, takeover or other business combination involving us; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The requirements of being a public company may strain the Company’s resources and distract management and we will incur substantial costs as a result of being a public company.

Following the consummation of the Business Combination, the Company is subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Securities Act. These rules, regulations and requirements are extensive. We will incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board or as executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

As a result of disclosure of information in this annual report and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

Sales of a substantial amount of Common Stock in the public market, particularly sales by our executive officers, directors and significant stockholders, or the perception that these sales could occur, could cause the market price of Common Stock to decline.

Sales of a substantial number of shares of Common Stock in the public market, particularly sales by our executive officers, directors and principal stockholders, or the perception that these sales might occur, could cause the market price of Common Stock to decline. Some of our executive officers, directors and the holders of a substantial number of shares of Common Stock are subject to lock-up provisions in our Bylaws in that, for a period of at least six months from the date of closing of the Business Combination, subject to certain exceptions, prohibit them from offering for sale, selling, contracting to sell, granting any option for the sale of, transferring or otherwise disposing of any shares of Common Stock and of any securities convertible into or exercisable for Common Stock, unless waived, amended, or repealed by the Board.

When the applicable lock-up periods expire, our security holders subject to lock-up provisions will be able to sell shares of Common Stock in the public market. In addition, the Board may, in its discretion, permit our security holders to sell shares prior to the expiration of the restrictive provisions contained in the Bylaws. Sales of a substantial number of such shares upon expiration of the lock-up provisions, the perception that such sales may occur or early release of these provisions could cause our market price to fall or make it more difficult for you to sell your shares of Common Stock at a time and price that you deem appropriate.

In addition, we may file a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable vesting requirements and expiration of the lock-up provisions referred to above, the shares issued upon exercise of outstanding stock options would be available for immediate resale in the open market.

A decline in the price of Common Stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of Common Stock could result in a reduction in the liquidity of the Common Stock and a reduction in our ability to raise capital. A decline in the price of Common Stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If our Common Stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us or our business, our Common Stock price and trading volume could decline.

The trading market for our Common Stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the trading price for our Common Stock would likely be negatively affected. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish inaccurate or unfavorable research about our business, our share price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us, demand for our Common Stock could decrease, which might cause the share price and trading volume to decline.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

We have not paid any cash dividends on Common Stock and do not intend to pay cash dividends on Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Board decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

The market price of our equity securities may be volatile, and you could lose a significant part of your investment.

The stock markets, including the Nasdaq, on which certain of our securities are listed, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for the Common Stock and our Public Warrants, the market price of the Common Stock and our Public Warrants may be volatile and could decline significantly.

On March 29, 2024, the last reported sales price of our Common Stock was $6.45. The exercise price of the Public Warrants is higher than the current market price of our Common Stock and accordingly, Public Warrant holders may not be able to exercise their Public Warrants at this time. Cash proceeds associated with the exercises of the Public Warrants (and our other outstanding warrants) are dependent on our stock price and given the recent price volatility of our Common Stock and relative lack of liquidity in our stock, we may not receive any cash proceeds in relation to our outstanding warrants. In addition, the trading volume in our Common Stock and our Public Warrants may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of the Common Stock and our Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this annual report;
•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

•	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the Common Stock;

•	additions or departures of key personnel;

•	loss of a strategic relationship;

•	variations in operating results from the expectations of securities analysts or investors;

•	announcements of new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and

•	economic and other external factors.

Many of these factors are beyond our control and may decrease the market price of the Common Stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for the Common Stock will be at any time, including as to whether the Common Stock will sustain current market prices, or as to what effect that the sale of shares or the availability of the Common Stock for sale at any time will have on the prevailing market price. In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Common Stock.

In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If our common stock is no longer listed on a national securities exchange such as Nasdaq and if the price of our common stock is less than $5.00, our common stock may be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are a “smaller reporting company” and “emerging growth company” under the U.S. federal securities laws, and the reduced reporting requirements applicable to smaller reporting companies and emerging growth companies could make our common stock less attractive to investors.

We are a “smaller reporting company” and an “emerging growth company” under U.S. federal securities laws. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Furthermore, as an emerging growth company, we may take advantage of exemptions from certain reporting requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Investors may not find our common stock attractive because we may rely on these exemptions and reduced disclosures. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of the IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt.

Our Charter and bylaws afford certain rights and powers to our board of directors that could contribute to the delay or prevention of an acquisition that it deems undesirable, including:

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which may prevent stockholders from being able to fill vacancies on our board of directors;

•

the requirement that a special meeting of stockholders may be called only by our board of directors or the chairman of the board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

We are also subject other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain business combinations. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of Common Stock, and could also affect the price that some investors are willing to pay for the Common Stock.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. These provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in the Charter. In addition, our Charter and bylaws provide that, to the fullest extent permitted by law, claims made under the Securities Act must be brought in federal district court.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims and result in increased costs for investors to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Airship’s cybersecurity and risk management program is intended to protect the confidentiality, integrity, and availability of our critical information systems and the data resided on them. Due to the nature of our business and our customers, we face various cybersecurity challenges and threats, including attempts to gain unauthorized access to our codebase, proprietary or confidential information, denial-of-service attacks, attacks from foreign nations, as well as threats to our identity and personnel. We have designed our IT systems and processes with the intention that our solutions should defend against the ever-evolving threat landscape while remaining agile to keep up with such threats.

Airship leverages a combination of the NIST Cyber Security Framework alongside the CMMC framework to protect its assets and secure our supply chain for our customers. We use the controls from these frameworks as well as guidelines and best practices from the industry to develop our cybersecurity plan. Our cybersecurity plan and its elements are reviewed regularly to ensure they meet the requirements and expectations of our security needs.

Airship’s cybersecurity program is spearheaded by their cybersecurity department with approval from executive management. The stakeholders have been identified and know their roles within the cyber security process as well as having all roles be documented.

Risk is assessed based on multiple factors. First, our IT team updates and maintains our asset inventory to ensure all assets are included in our risk management process. From there, key assets are identified, and risk is assessed based on business impact, availability of information, and attack feasibility. After the risks have been identified, they are reviewed with the stakeholders for action plans or sign-off on the acceptance of risk.

Airship leverages third party applications and software to help identify vulnerabilities within our system’s boundaries. These vulnerability lists are used to create remediation plans and are prioritized based on severity and attack feasibility.

The Company performs security awareness training with its employees. Our security policy is also provided to employees upon employment providing them with the rules and policies to follow so that proper security practices are understood and performed.

An incident response plan has been established which provides detailed information on actions to take in the event of an incident. The incident response plan includes the scope of the plan, establishes the incident response team, details the incident response lifecycle, and provides templates to make the process easier to document and follow. Timelines, communication methods, and notification information are included in the plan to ensure the process can be followed in high pressure situations which can occur during incidents.

Business continuity and disaster recovery plans are also a part of our cybersecurity process. Ensuring data continuity in times of disaster or other incidents is important so that proper security is followed in times of impact to our business. Our business continuity and disaster recovery plan includes a list of items that are essential to our business along with RTO and RPO information. The plan lists what each employee in the plan is responsible for and provides contact information.

Sensitive and confidential data is a part of business. Airship leverages an encryption and signing policy that identifies the type of information Airship stores and what level of encryption and signing is required for the data. This document also details the overarching requirements for encryption such as allowed cyphers, encryption methods, and key storage.

Airship has had one cybersecurity incident in the last decade. The Company was the victim of a ransomware virus that encrypted several machines on Airship’s corporate network. The threat was quickly identified and isolated before significant damage could be done. The attack did not affect business operations and did not have a significant financial impact on the Company. Most files affected had backup and Airship was able to remove affected files and restore them from backup.

ITEM 2. PROPERTIES.

On July 13, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started on October 1, 2023. The monthly payment is $25,000 per month. The lease expires on October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend based on the fair market rate on October 31, 2027.

On February 29, 2024, we extended a lease for the property located in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. The lease expires on July 29, 2024.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in actions, claims, litigation, and other legal proceedings occurring in the ordinary course of its business from time to time, including assertions by third parties relating to intellectual property infringement, contract or warranty breaches, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal procedures whose conclusion, if not determined in our favor, would have a major adverse effect on our business, financial condition, or results of operations, either individually or in the aggregate.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock and Public Warrants are listed on The Nasdaq Global Market and The Nasdaq Capital Market, respectively, and began trading on Nasdaq under the symbols “AISP” and “AISPW,” respectively, on December 22, 2023. As of March 28, 2024, the closing sale price of our Common Stock and the closing sales price of our Public Warrants were $6.25 and $0.45 respectively.

Number of Holders of our Common Stock

As of March 29, 2024, there were approximately 463 holders of record of our Common Stock and 15 holders of record of the Public Warrants.  In computing the number of holders of record of our Common Stock and Warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have not paid any cash dividends on our Common Stock to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Following the closing of the Business Combination, on January 2, 2024, the Company issued an aggregate of 532,945 shares of common stock to Roth Capital Partners LLC, in satisfaction of fees payable to Roth Capital Partners LLC for financial services and placement agent duties provided to Airship AI in connection with the Business Combination. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On February 2, 2024, the Company issued in a private placement the Platinum Convertible Note to Platinum in the principal amount of $2,000,000 (the “Platinum Convertible Note”).  At the option of Platinum, the principal amount of the Platinum Convertible Note plus any accrued but unpaid interest is convertible into shares of Common Stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the Platinum Convertible Note, and (ii) 65% of the VWAP for the Common Stock for the preceding five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the Platinum Convertible Note.  In connection with the issuance of the Platinum Convertible Note, the Company also issued to Platinum the Platinum Warrant to purchase 189,334 shares of Common Stock at an exercise price per share of $3.69717.  The term of the Platinum Warrant expires on June 22, 2028.  These securities were offered and sold in reliance upon the exemption from the registration requirements under Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder.

Description of Securities

Authorized and Outstanding Stock

We are a Delaware company and our affairs are governed by our certificate of incorporation, our bylaws and the Delaware General Corporation Law, which we refer to as the “DGCL” or “Delaware Law” below, and the common law of the State of Delaware. The Charter authorizes the issuance of 205,000,000 shares, consisting of 200,000,000 shares of Common Stock 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Common Stock

As of December 31, 2023, there were 22,812,048 shares of Common Stock outstanding.

Voting rights.    Each holder of Common Stock is entitled to one vote for each share of Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class.

Dividend Rights.    Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of shares of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available for such purposes.

Liquidation Rights.    In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of Preferred Stock or any class or series of stock having a preference over the Common Stock, then outstanding, if any.

Other rights.    The holders of Common Stock have no pre-emptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of holders of the Common Stock will be subject to those of the holders of any shares of the Preferred Stock that the Company may issue in the future.

Preferred Stock

There are no shares of Preferred Stock issued or outstanding. The Charter authorizes the Board to establish one or more series of Preferred Stock. Unless required by law or any stock exchange, the authorized shares of Preferred Stock will be available for issuance without further action by the holders of Common Stock. The Board has the discretion to determine the powers, preferences and relative, participating, optional and other special rights, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. Additionally, the issuance of Preferred Stock may adversely affect the holders of Common Stock by restricting dividends on the Common Stock, diluting the voting power of the Common Stock or subordinating the liquidation rights of the Common Stock. As a result of these or other factors, the issuance of Preferred Stock could have an adverse impact on the market price of the Common Stock, restricting dividends on the Company’s capital stock, diluting the voting power of Common Stock, impairing the liquidation rights of the Company’s capital stock, or delaying or preventing a change in control of the Company. At present, there are no plans to issue any Preferred Stock.

Warrants

Public Warrants

Each whole Public Warrant will entitle the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the Warrant Agreement) and such shares of Common Stock are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Common Stock. This means only a whole Public Warrants may be exercised at a given time by a warrant holder. The Public Warrants will expire five years after the Closing, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No Public Warrants will be exercisable and the Company will not be obligated to issue a share of Common Stock upon exercise of a Public Warrant unless the Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant.

The Company is registering the Common Stock issuable upon exercise of the Public Warrants in a registration statement on Form S-1. In order to comply with the requirements of Section 10(a)(3) of the Securities Act following the Closing, under the terms of the Warrant Agreement, the Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the Closing, the Company will use its best efforts to file with the SEC a post-effective amendment or a new registration statement covering the registration under the Securities Act of the Common Stock issuable upon exercise of the Public Warrants and thereafter the Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such post-effective amendment or registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the Warrant Agreement. If such post-effective amendment or registration statement covering the Common Stock issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) business day after the Closing, warrant holders may, until such time as there is an effective post-effective amendment or registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Common Stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) over the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the average reported closing price of the Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $18.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the closing price of the shares of Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “— Warrants — Public Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders (which we refer to as the “Reference Value”).

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period. If and when the Public Warrants become redeemable, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Common Stock may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant described under the heading “— Anti-dilution Adjustments”) as well as the $11.50 warrant exercise price after the redemption notice is issued.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•

upon not less than 30 days’ prior written notice of redemption, provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” (as defined below) of Common Stock except as otherwise described below;

•

if, and only if, the Reference Value equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise) or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”; and

•	if the Reference Value is less than $18.00 per share, the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Beginning on the date the notice of redemption is given until the Public Warrants are redeemed or exercised, holders may elect to exercise their Public Warrants on a cashless basis. The numbers in the table below represent the number of shares of Common Stock that a warrant holder will receive upon such cashless exercise in connection with a redemption by us pursuant to this redemption feature, based on the “fair market value” of Common Stock on the corresponding redemption date (assuming holders elect to exercise their Public Warrants and such warrants are not redeemed for $0.10 per warrant), determined for these purposes based on the volume weighted average price of the Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, each as set forth in the table below. the Company will provide warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends.

The share prices set forth in the column headings of the table below will be adjusted as of any date on which the number of shares issuable upon exercise of a Public Warrant or the exercise price of a Public Warrant is adjusted as set forth under the heading “— Anti-dilution Adjustments” below. If the number of shares issuable upon exercise of Public Warrants is adjusted, the adjusted share prices in the column headings will equal the share prices immediately prior to such adjustment, multiplied by a fraction, the numerator of which is the number of shares deliverable upon exercise of a Public Warrant immediately prior to such adjustment and the denominator of which is the number of shares deliverable upon exercise of a Public Warrant as so adjusted. The number of shares in the table below shall be adjusted in the same manner and at the same time as the number of shares issuable upon exercise of a Public Warrant. If the exercise price of a warrant is adjusted, (a) in the case of an adjustment pursuant to the fifth paragraph under the heading “— Anti-dilution Adjustments” below, the adjusted share prices in the column headings will equal the unadjusted share price multiplied by a fraction, the numerator of which is the higher of the Market Value and the Newly Issued Price as set forth under the heading “— Anti-dilution Adjustments” and the denominator of which is $10.00 and (b) in the case of an adjustment pursuant to the second paragraph under the heading “— Anti-dilution Adjustments” below, the adjusted share prices in the column headings will equal the unadjusted share price less the decrease in the exercise price of a warrant pursuant to such exercise price adjustment.

Redemption Date (period to expiration of warrants)	Fair Market Value of Common Stock
	≤10.00	11.00	12.00	13.00	14.00	15.00	16.00	17.00	≥18.00
60 months	0.261	0.281	0.297	0.311	0.324	0.337	0.348	0.358	0.361
57 months	0.257	0.277	0.294	0.310	0.324	0.337	0.348	0.358	0.361
54 months	0.252	0.272	0.291	0.307	0.322	0.335	0.347	0.357	0.361
51 months	0.246	0.268	0.287	0.304	0.320	0.333	0.346	0.357	0.361
48 months	0.241	0.263	0.283	0.301	0.317	0.332	0.344	0.356	0.361
45 months	0.235	0.258	0.279	0.298	0.315	0.330	0.343	0.356	0.361
42 months	0.228	0.252	0.274	0.294	0.312	0.328	0.342	0.355	0.361
39 months	0.221	0.246	0.269	0.290	0.309	0.325	0.340	0.354	0.361
36 months	0.213	0.239	0.263	0.285	0.305	0.323	0.339	0.353	0.361
33 months	0.205	0.232	0.257	0.280	0.301	0.320	0.337	0.352	0.361
30 months	0.196	0.224	0.250	0.274	0.297	0.316	0.335	0.351	0.361
27 months	0.185	0.214	0.242	0.268	0.291	0.313	0.332	0.350	0.361
24 months	0.173	0.204	0.233	0.260	0.285	0.308	0.329	0.348	0.361
21 months	0.161	0.193	0.223	0.252	0.279	0.304	0.326	0.347	0.361
18 months	0.146	0.179	0.211	0.242	0.271	0.298	0.322	0.345	0.361
15 months	0.130	0.164	0.197	0.230	0.262	0.291	0.317	0.342	0.361
12 months	0.111	0.146	0.181	0.216	0.250	0.282	0.312	0.339	0.361
9 months	0.090	0.125	0.162	0.199	0.237	0.272	0.305	0.336	0.361
6 months	0.065	0.099	0.137	0.178	0.219	0.259	0.296	0.331	0.361
3 months	0.034	0.065	0.104	0.150	0.197	0.243	0.286	0.326	0.361
0 months	—	—	0.042	0.115	0.179	0.233	0.281	0.323	0.361

The exact fair market value and redemption date may not be set forth in the table above, in which case, if the fair market value is between two values in the table or the redemption date is between two redemption dates in the table, the number of shares of Common Stock to be issued for each Public Warrant exercised will be determined by a straight-line interpolation between the number of shares set forth for the higher and lower fair market values and the earlier and later redemption dates, as applicable, based on a 365 or 366-day year, as applicable. For example, if the volume weighted average price of Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of the warrants is $11.00 per share, and at such time there are 57 months until the expiration of the warrants, holders may choose to, in connection with this redemption feature, exercise their warrants for 0.277 shares of Common Stock for each whole warrant. For an example where the exact fair market value and redemption date are not as set forth in the table above, if the volume weighted average price of Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of the warrants is $13.50 per share, and at such time there are 38 months until the expiration of the warrants, holders may choose to, in connection with this redemption feature, exercise their warrants for 0.298 shares of Common Stock for each whole warrant. In no event will the Public Warrants be exercisable on a cashless basis in connection with this redemption feature for more than 0.361 shares of Common Stock per warrant (subject to adjustment). Finally, as reflected in the table above, if the Public Warrants are out of the money and about to expire, they cannot be exercised on a cashless basis in connection with a redemption by us pursuant to this redemption feature, since they will not be exercisable for any shares of Common Stock.

This redemption feature is structured to allow for all of the outstanding Public Warrants to be redeemed when the Common Stock is trading at or above $10.00 per share, which may be at a time when the trading price of the Common Stock is below the exercise price of the Public Warrants. We have established this redemption feature to provide us with the flexibility to redeem the Public Warrants without the Public Warrants having to reach the $18.00 per share threshold set forth above under “— Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $18.00.” Holders choosing to exercise their Public Warrants in connection with a redemption pursuant to this feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input as of the date of the prospectus. This redemption right provides us with an additional mechanism by which to redeem all of the outstanding warrants, and therefore have certainty as to our capital structure as the warrants would no longer be outstanding and would have been exercised or redeemed and we will be required to pay the applicable redemption price to warrant holders if we choose to exercise this redemption right and it will allow us to quickly proceed with a redemption of the Public Warrants if we determine it is in our best interest to do so. As such, we would redeem the Public Warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay the applicable redemption price to the warrant holders.

As stated above, we can redeem the Public Warrants when the Common Stock is trading at a price starting at $10.00, which is below the exercise price of $11.50, because it will provide certainty with respect to our capital structure and cash position while providing warrant holders with the opportunity to exercise their Public Warrants on a cashless basis for the applicable number of shares. If we choose to redeem the Public Warrants when the Common Stock is trading at a price below the exercise price of the Public Warrants, this could result in the warrant holders receiving fewer shares than they would have received if they had chosen to wait to exercise their warrants for shares of Common Stock if and when the Common Stock was trading at a price higher than the exercise price of $11.50.

No fractional shares of Common Stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of shares to be issued to the holder. If, at the time of redemption, the Public Warrants are exercisable for a security other than shares of Common Stock pursuant to the Warrant Agreement, the Public Warrants may be exercised for such security. At such time as the Public Warrants become exercisable for a security other than Common Stock, Airship Pubco (or the surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon exercise of the warrants.

Redemption Procedures

In the event that the Company determines to redeem the Public Warrants when the closing price of the shares of Common Stock equals or exceeds $18.00 per share or $10.00 per share, pursuant to Section 6.1 or Section 6.2 of the Warrant Agreement, respectively, the Company will fix a date for the redemption. Notice of redemption will be mailed by first class mail, postage prepaid, by the Company not less than thirty (30) days prior to the redemption date to the registered holders of the Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner herein provided will be conclusively presumed to have been duly given whether or not the registered holder received such notice.

Beneficial Ownership Limitations

A holder of a Public Warrant may notify us in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 4.9% or 9.8% (as specified by the holder) of the Common Stock outstanding immediately after giving effect to such exercise.

Anti-dilution Adjustments.    If the number of outstanding shares of Common Stock is increased by a share capitalization payable in shares of Common Stock, or by a sub-division of shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of shares of Common Stock issuable on exercise of each Public Warrant will be increased in proportion to such increase in the outstanding shares. A rights offering made to all or substantially all holders of securities entitling holders to purchase shares of Common Stock at a price less than the fair market value will be deemed a share capitalization of a number of shares equal to the product of (i) the number of shares of Common Stock actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Common Stock) and (ii) the quotient of (x) the price per share of Common Stock paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Common Stock, in determining the price payable for Common Stock, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Common Stock as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the shares of Common Stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

In addition, if the Company, at any time while the Public Warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to all or substantially all of the holders of the Common Stock on account of such Common Stock (or other securities into which the Public Warrants are convertible), other than (a) as described above or (b) any cash dividends or cash distributions which, when combined on a per share basis with all other cash dividends and cash distributions paid on the Common Stock during the 365-day period ending on the date of declaration of such dividend or distribution does not exceed $0.50 (as adjusted to appropriately reflect any other adjustments and excluding cash dividends or cash distributions that resulted in an adjustment to the exercise price or to the number of shares of Common Stock issuable on exercise of each warrant) but only with respect to the amount of the aggregate cash dividends or cash distributions equal to or less than $0.50 per share, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each share of Common Stock in respect of such event.

If the number of outstanding shares of Common Stock is decreased by a consolidation, combination, reverse share sub-division or reclassification of Common Stock or other similar event, then, on the effective date of such consolidation, combination, reverse share sub-division, reclassification or similar event, the number of shares of Common Stock issuable on exercise of each Public Warrant will be decreased in proportion to such decrease in outstanding shares of Common Stock.

Whenever the number of shares of Common Stock purchasable upon the exercise of the Public Warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of shares purchasable upon the exercise of the warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of shares so purchasable immediately thereafter.

In case of any reclassification or reorganization of the outstanding shares of Common Stock (other than those described above or that solely affects the par value of such shares), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which we are the continuing corporation and that does not result in any reclassification or reorganization of our issued and outstanding shares of Common Stock), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which we are dissolved, the holders of the Public Warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the Public Warrants and in lieu of the Common Stock immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the Public Warrants would have received if such holder had exercised their Public Warrants immediately prior to such event. However, if such holders were entitled to exercise a right of election as to the kind or amount of securities, cash or other assets receivable upon such consolidation or merger, then the kind and amount of securities, cash or other assets for which each Public Warrant will become exercisable will be deemed to be the weighted average of the kind and amount received per share by such holders in such consolidation or merger that affirmatively make such election, and if a tender, exchange or redemption offer has been made to and accepted by such holders under circumstances in which, upon completion of such tender or exchange offer, the maker thereof, together with members of any group (within the meaning of Rule 13d-5(b)(1) under the Exchange Act) of which such maker is a part, and together with any affiliate or associate of such maker (within the meaning of Rule 12b-2 under the Exchange Act) and any members of any such group of which any such affiliate or associate is a part, own beneficially (within the meaning of Rule 13d-3 under the Exchange Act) more than 50% of the issued and outstanding Common Stock, the holder of a Public Warrant will be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a shareholder if such warrant holder had exercised the Public Warrant prior to the expiration of such tender or exchange offer, accepted such offer and all of the Common Stock held by such holder had been purchased pursuant to such tender or exchange offer, subject to adjustment (from and after the consummation of such tender or exchange offer) as nearly equivalent as possible to the adjustments provided for in the Warrant Agreement. If less than 70% of the consideration receivable by the holders of Common Stock in such a transaction is payable in the form of shares in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within thirty days following public disclosure of such transaction, the warrant exercise price will be reduced as specified in the Warrant Agreement based on the Black-Scholes Warrant Value (as defined in the Warrant Agreement) of the warrant. The purpose of such exercise price reduction is to provide additional value to holders of the Public Warrants when an extraordinary transaction occurs during the exercise period of the Public Warrants pursuant to which the holders of the warrants otherwise do not receive the full potential value of the Public Warrants.

The Public Warrants are issued in registered form under a Warrant Agreement between Continental Stock Transfer & Trust Company, as warrant agent, and BYTS. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the Public Warrants and the Warrant Agreement, (ii) adjusting the provisions relating to cash dividends on shares as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Public Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants, and, solely with respect to any amendment to the terms of the Private Warrants, 50% of the then outstanding Private Warrants. You should review a copy of the Warrant Agreement, which is filed as an exhibit to the annual report, for a complete description of the terms and conditions applicable to the Public Warrants.

The Public Warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of Common Stock and any voting rights until they exercise their warrants and receive shares of Common Stock. After the issuance of shares of Common Stock upon exercise of the Public Warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by shareholders.

No fractional shares will be issued upon exercise of the Public Warrants. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of Common Stock to be issued to the warrant holder.

Exclusive Forum

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

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

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes, which may discourage such lawsuits and result in increased costs to warrant holders to bring a lawsuit. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board.

Private Warrants

The Private Warrants (including shares of Common Stock issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the Closing (except, among other limited exceptions, to BYTS’ officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by the Company so long as they are held by the Sponsor, members of the Sponsor or their permitted transferees (except as set forth under “— Warrants — Public Warrants — Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00”). The Sponsor or its permitted transferees have the option to exercise the Private Warrants on a cashless basis. Except as described below, the Private Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in BYTS’ IPO. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in BYTS’s IPO.

Except as described above under “— Public Warrants — Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00,” if holders of the Private Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Private Warrants, multiplied by the excess of the “fair market value” of the Common Stock (as defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” means the average reported closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees is because it was not known at the time of the IPO whether the Sponsor would be affiliated with us following a business combination. If the Sponsor remains affiliated with the Company, its ability to sell the Company’s securities in the open market will be significantly limited. The Company has policies in place that prohibit insiders from selling securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could exercise their Public Warrants and sell the shares received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities.

Dividends

We have not paid any cash dividends on Common Stock and do not intend to pay cash dividends on Common Stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Whether we pay cash dividends in the future will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Board decides is relevant. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Our Transfer Agent and Warrant Agent

The transfer agent for the Common Stock and warrant agent for the Warrants is Continental Stock Transfer & Trust Company. Its address is 1 State Street, 30th Floor, New York, New York 10004, and its telephone number is (212) 509-4000.

Certain Anti-Takeover Provisions of the Charter, the Bylaws and Certain Provisions of Delaware Law

The Charter, the Bylaws and the DGCL contain provisions, which are summarized in the following paragraphs, which are intended to enhance the likelihood of continuity and stability in the composition of the Board and to discourage certain types of transactions that may involve an actual or threatened acquisition of the Company. These provisions are intended to avoid costly takeover battles, reduce the Company’s vulnerability to a hostile change of control or other unsolicited acquisition proposal, and enhance the ability of the Board to maximize stockholder value in connection with any unsolicited offer to acquire the Company. However, these provisions may have the effect of delaying, deterring or preventing a merger or acquisition of the Company by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including attempts that might result in a premium over the prevailing market price for the shares of Common Stock. The Charter provides that, from and after the date the Company ceases to qualify as a “controlled company” within the meaning of Nasdaq listing standards, any action required or permitted to be taken by the Company’s stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing by such holders, except that any action required or permitted to be taken by holders of any series of Preferred Stock, voting separately as a series or separately as a class with one or more other such series, may be taken without a meeting, without prior notice and without a vote, to the extent expressly permitted to do so by the certificate of designation relating to one or more series of Preferred Stock, if a consent or consents, setting forth the action so taken, are signed by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and are delivered to the Company in accordance with the applicable provisions of the DGCL. See also “Risk Factors — Risks Related to our Securities — Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt”.

Authorized but Unissued Capital Stock

Delaware law does not require stockholder approval for any issuance of authorized shares. However, the listing requirements of Nasdaq, which would apply if and so long as the Common Stock remains listed on Nasdaq, require stockholder approval of certain issuances equal to or exceeding 20% of the then outstanding voting power or then outstanding number of shares of Common Stock. Additional shares that may be issued in the future may be used for a variety of corporate purposes, including future public offerings, to raise additional capital or to facilitate acquisitions. One of the effects of the existence of unissued and unreserved capital stock may be to enable the Board to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest or otherwise and thereby protect the continuity of management and possibly deprive stockholders of opportunities to sell their shares of Common Stock at prices higher than prevailing market prices.

Election of Directors and Vacancies

The Charter provides that the Board will determine the number of directors who will serve on the board. The exact number of directors will be fixed from time to time by a majority of the Board. The Board is declassified and consists of one class of directors only, and all directors will be elected annually and will be elected for one year terms expiring at the next annual meeting of the Company’s stockholders. There will be no limit on the number of terms a director may serve on the Board.

In addition, the Charter provides that any vacancy on the Board, including a vacancy that results from an increase in the number of directors or a vacancy that results from the removal of a director with cause, may be filled only by a majority of the directors then in office, subject to any rights of the holders of Preferred Stock.

Quorum

The Bylaws provide that at any meeting of the Board, a majority of the total number of directors then in office constitutes a quorum for the transaction of business.

No Cumulative Voting

Under Delaware law, the right to vote cumulatively does not exist unless the certificate of incorporation expressly authorizes cumulative voting. The Charter does not authorize cumulative voting.

Special Meetings of Stockholders

The Charter provides that special meetings of stockholders may be called only by or at the direction of the Board, the Chairperson of the Board of Directors, the Chief Executive Officer or President, in each case, in accordance with the Charter and Bylaws.

Requirements for Advance Notification of Stockholder Meetings, Nominations and Proposals

The Bylaws establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of the Board or a committee of the Board. For any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide the Company with certain information. Generally, to be timely, a stockholder’s notice must be received at the Company’s principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. The Bylaws allow the Board to adopt rules and regulations for the conduct of a meeting of the stockholders as it deems appropriate, which may have the effect of precluding the conduct of certain business at a meeting if the rules and regulations are not followed. These provisions may also defer, delay or discourage a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to influence or obtain control of the Company.

Supermajority Provisions

The Charter and the Bylaws provide that the Board is expressly authorized to adopt, amend or repeal, in whole or in part, the Bylaws without a stockholder vote in any matter not inconsistent with the laws of the State of Delaware or the Charter. The Company’s stockholders also will have the power to adopt, amend or repeal the Bylaws by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of stock of the Company entitled to vote generally in an election of directors, voting together as a single class, subject to any vote of the holders of any class or series of stock of the Company required by applicable law or by the Charter (including any certificate of designation in respect of any series of Preferred Stock) or the Bylaws.

The DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage. The Charter provides that the following provisions therein may be amended, altered, repealed or rescinded only by the affirmative vote of the holders of at least 66 and 2/3% in voting power all the then outstanding shares of the Company’s stock entitled to vote thereon, voting together as a single class:

43

•

the provision regarding the Board being authorized to establish one or more series of Preferred Stock with such powers, preferences and relative, participating, optional and other special rights, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as the Board may determine;

•	the provisions regarding removal of directors;

•	the provisions regarding filling vacancies on the Board and newly created directorships;

•	the provision regarding the Board being authorized to amend the Bylaws without a stockholder vote;

•	the provisions regarding calling special meetings of stockholders;

•	the provisions regarding stockholder nominations for the election of directors and of other business proposed to be brought by stockholders before any meeting of the stockholders;

•	the provisions regarding limitation on liability and indemnification of the Company’s directors and officers;

•	the provisions regarding the Company electing not to be governed by Section 203 of the DGCL;

•

the provisions adopting Delaware as the exclusive forum for certain stockholder litigation and adopting the federal district courts of the United States as the exclusive forum for resolving complaints asserting a cause of action under the Securities Act;

•	the provisions regarding the Company renouncing its interest or expectancy in any corporate opportunity offered to any of its non-employee directors or principal stockholders and their affiliates; and

•	the amendment provision requiring that the above provisions be amended only with a 66 and 2/3% supermajority vote.

These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control of the Company or its management, such as a merger, reorganization or tender offer. These provisions are intended to enhance the likelihood of continued stability in the composition of the Board and its policies and to discourage certain types of transactions that may involve an actual or threatened acquisition of the Company. These provisions are designed to reduce the Company’s vulnerability to an unsolicited acquisition proposal. The provisions are also intended to discourage certain tactics that may be used in proxy fights. However, such provisions could have the effect of discouraging others from making tender offers for Common Stock and, as a consequence, may inhibit fluctuations in the market price of Common Stock that could result from actual or rumored takeover attempts. Such provisions may also have the effect of preventing changes in management.

Exclusive Forum

The Charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court thereof shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following claims or causes of action under the Delaware statutory or common law: (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action, suit or proceeding against the Company or any current or former director, officer or other employee of the Company arising pursuant to any provision of the DGCL or the Charter or the Bylaws (as each may be amended from time to time), (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of the Charter or the Bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder), (v) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Chancery Court, or (vi) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company governed by the internal affairs doctrine or otherwise related to the Company’s internal affairs, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to the forum provisions in the Charter. The Charter further provides that unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the Charter will not apply to any claim or action arising under the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. However, it is possible that a court could find the Company’s forum selection provisions to be inapplicable or unenforceable. Although the Company believes this provision will benefit the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against the Company’s directors and officers.

Conflicts of Interest

Delaware law permits corporations to adopt provisions renouncing any interest or expectancy in certain opportunities that are presented to the corporation or its officers, directors or stockholders. The Charter, to the maximum extent permitted from time to time by Delaware law, renounces any interest or expectancy that the Company has in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to a member of the Board who is not an employee of the Company or its subsidiaries, or the principal stockholders of the Company and their affiliates. The Charter does not renounce the Company’s interest in any business opportunity that is expressly offered to a non-employee director solely in his or her capacity as a director or officer of the Company.

Limitations on Liability and Indemnification of Officers and Directors

The DGCL authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. The Charter includes a provision that eliminates the personal liability of directors and officers for monetary damages for any breach of fiduciary duty as a director or officer, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL. The effect of these provisions is to eliminate the rights of the Company and its stockholders, through stockholders’ derivative suits on the Company’s behalf, to recover monetary damages from a director or officer for breach of fiduciary duty as a director or officer, including breaches resulting from grossly negligent behavior. However, exculpation does not apply to any director or officer if the director or officer has acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper benefit from his or her actions as a director or officer.

The limitation of liability provision in the Charter and the Bylaws may discourage stockholders from bringing a lawsuit against directors or officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and its stockholders. In addition, your investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against directors and officers pursuant to any indemnity agreements that may be entered into. The Company believes that this provision, liability insurance and any indemnity agreements that may be entered into are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

There is currently no pending material litigation or proceeding involving any of the Company’s respective directors, officers or employees for which indemnification is sought.

ITEM 6. Reserved

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On December 21, 2023, the Company entered into the Merger Agreement which is summarized in Note 13— Reverse Recapitalization, of the audited consolidated financial statements included elsewhere in this report. The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a robust AI-driven data management platform that solves complex data challenges for large institutions operating in dynamic and mission-critical environments with rapidly increasing volumes of data being ingested from a similarly rapidly growing number of data sources.

We solve these challenges by structuring “dark” or unstructured data at the edge, the location at which the data is generated and collected, and leveraging purpose-built AI models. Unstructured, or “dark” data, which is typically categorized as qualitative data, cannot be processed and analyzed via conventional data tools and methods. Conversely, structured data, typically categorized as quantitative data, is highly organized and easily decipherable by machine learning algorithms.

Structuring and then analyzing data using AI models at the edge, versus transmitting the data from the edge back to a central processing location for structuring and analysis, enables real-time decision making and data-driven operational efficiency.

We specialize in ingesting all available metadata from edge-based sensors used by government and law enforcement agencies around the world, including surveillance cameras (video), audio, telemetry, acoustic, seismic, and autonomous devices, along with large commercial corporations with fundamentally similar capabilities and requirements.

Data generated by these edge-based sensors, including video, can then be run through our trained AI models to detect objects present within the video frame. Once an object is detected, for example an automobile, additional identifying characteristics of the object can be extracted from the image including the license plate characters and the make, model, and color of the automobile. This process of analyzing, logging and categorizing ingested data is referred to as “structuring” the data.

Airship AI’s software allows customers to view structured data both in real-time as well as to conduct searches on the structured data at a later point in time. Real-time structured data use includes, for example, alarms on a specific license plate or a specific make, model or color of automobile. Non-real-time structured data use includes, for example, searching a database of video data that has been previously ingested and stored to find instances of a particular license plate being visible, along with other logged vehicle characteristics such as make, model and color of an automobile.

Additional edge deployed AI models enable similar object detection and recognition of common and custom trained objects, such as an aircraft, boat, person, animal, bag, or weapon. Airship AI’s models provide similar data points for these object types allowing analysts the ability to be notified in real-time of the detection of a specified object and similarly search for historically detected objects. Examples include detecting aircrafts and boats along with their respective tail numbers and hull registration numbers.

Our AI modelling process starts with pre-trained AI models from our technology ecosystem partners which we then customize using proprietary datasets tailored towards our customers unique workflow requirements. Where customers have pre-existing AI models or engines, we integrate those models or engines into our edge platform allowing customers to leverage proprietary models within the Airship AI software ecosystem.

Our primary offerings include Outpost AI, Acropolis, and Airship Command. Our offerings allow customers to manage their data across the full data lifecycle, when and where they need it, using a highly secure permissioned based architecture.

Recent Developments

On June 27, 2023, BYTS entered into the Merger Agreement, by and among BYTS, Merger Sub, and Airship AI. The Merger Agreement was amended on September 22, 2023. On December 21, 2023, the Merger with BYTS closed. Airship AI Holdings, Inc. became the accounting acquiror and the combined entity became the successor SEC registrant under the ticker symbol “AISP”.

Key Performance Indicators

Historically, a majority of our product revenue has consisted primarily of a bundled hardware and software product and to date we have sold or licensed a minimal amount of standalone software. In the future, we expect to see more delivery of our products using a cloud based software solution which will allow us to create additional subscription revenue.

We have historically evaluated our business solely based on revenue generated from customers and we have not tracked any other customer-related metrics. As we grow and increase our product offerings and customer base, we intend to modify and develop more advanced performance indicators. We believe the following key performance indicators apply to us in the future:

•

Growth within existing government customers. While we currently have a strong footprint across multiple large U.S. government agencies, growing our business within these agencies outside of the investigation focused departments is a fundamental area of our projected growth. Our ability to expand our footprint by implementing AI based solutions that leverage our core existing competencies within the agencies will be a critical indicator of the success of this strategy. We will measure progress against this objective through the disclosure of awards for new business within these agencies during the affected timeframe, providing tangible evidence of the success of our strategy to both management and investors alike.

•

Greater penetration into the commercial marketplace. While we have several existing customers in the commercial marketplace, our ability to build on the solutions we provide those customers and expand that base will be critical to our projected growth objectives. We will measure progress against this objective through the disclosure of the number of new commercial customers added during the affected timeframe, providing tangible evidence of the success of our strategy to both management and investors alike.

•

Expansion of our edge AI based solutions. We began to sell AI based solutions in late 2022. Our current strategy is highly focused on the transition of data management and analysis workloads to the edge, driving efficiency and cost savings for our customers. This strategy also includes new models being trained to extract data at the edge which enables real-time intelligent decision making for our customers. We will measure progress against this objective through the disclosure of the numbers of edge AI hardware devices we are selling as well as the growth of our edge AI analytic capabilities, providing tangible evidence of the success of our strategy to both management and investors alike.

Principal Factors Affecting Our Financial Performance

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

•	Increase in the sales of lower margin solutions as we expand our operational footprint. While our current focus remains on expanding our AI driven software application portfolio, opportunities will continue to present themselves to provide those software-based solutions as part of a larger hardware-based turn-key solutions where Airship AI can provide a unique value-add to the customer. While these solutions will positively affect revenue we anticipate our operating profits in future periods may be adversely affected as compared to previous years due to the lower operating margin for hardware versus software applications.

•	Challenges due to geo-political driven supply-chain constraints. While many of the COVID-19 driven supply chain issues have been resolved, challenges to the timely production and delivery of Taiwan based products we utilize for our edge AI platform due to geo-political factors is a concern looking forward. In the event that our suppliers are unable to provide timely delivery of those supplies it will significantly impact our ability to meet delivery schedules for existing and anticipated edge AI hardware-based solutions.

•	Near-term impacts due to merger and acquisition activity. If Airship AI merges with or acquires another company following the Business Combination, it is reasonably expected that there will be increased operating expenses and costs associated with the merger that could negatively impact operating profits in the future periods immediately following the M&A event. The extent and longevity of those impacts is not possible to quantify.

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Management monitors the revenue and expense components of the various products and services the Company offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations and Comprehensive Loss to the consolidated financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

(dollars in thousands)

	Year Ended December 31,
	2023	2022	$ Variance	% Variance

Net revenues	$12,300	$14,549	$(2,249)	-15.5%
Cost of net revenues	6,536	6,128	(408)	-6.7%
Gross profit	5,764	8,421	(2,657)	-31.6%
Research and development expenses	2,729	3,615	886	24.5%
Selling, general and administrative expenses	9,675	7,630	(2,045)	-26.8%
Total operating expenses	12,404	11,245	(1,159)	-10.3%
Operating loss	(6,640)	(2,824)	(3,816)	-135.1%
Other income (expense):
Gain from change in fair value of warrants	1,341	-	1,341	100.0%
Gain from change in fair value of earnout liability	21,977	-	21,977	100.0%
Loss from change in fair value of convertible debt	(241)	-	(241)	-100.0%
Interest income	-	43	(43)	-100.0%
Interest expense	(56)	(75)	19	25.3%
Other expense	(10)	-	(10)	-100.0%
Other income- PPP loan forgiveness	-	1,146	(1,146)	-100.0%
Other income- Employee retention tax credit	-	1,233	(1,233)	-100.0%
Total other income, net	23,011	2,347	20,664	880.4%
Income (loss) before income taxes	16,371	(477)	16,848	3532.1%
Income tax benefit (expense)	-	(10)	10	100.0%
Net income (loss)	$16,371	$(487)	$16,858	3461.6%

Net Revenues — Revenues for the year ended December 31, 2023 decreased $2,249,000 to $12,300,000 as compared to $14,549,000 for the year ended December 31, 2022, as a result of lower product sales. We have also recently received purchase orders from various government agency customers totaling over $13 million from which we expect to start receiving cash in the first quarter of 2024. As a result of supply chain issues that existed at December 31, 2021, we were unable to fulfill many orders and had a backlog of new orders of $6.8 million that shipped during the year ended December 31, 2022.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the year ended December 31, 2023, cost of sales increased $408,000 to $6,536,000 as compared to $6,128,000 for the year ended December 31, 2022. The increase was due to higher product costs and increased post contract support costs.

Research and Development Expenses — Research and development expenses for the year ended December 31, 2023 decreased $886,000 to $2,729,000 as compared to $3,615,000 for the year ended December 31, 2022. The decrease was due to reduced personnel (17 personnel as compared to 18 personnel) and reduced funding of $694,000 of the AI expenses in Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the year ended December 31, 2023 increased $2,045,000 to $9,675,000 as compared to $7,630,000 for the year ended December 31, 2022. The increase was due to (i) increased stock based compensation of $2,305,000; and offset by (iii) reduced other expenses of $260,000. The stock based compensation increase includes $2,100,000 for warrants to purchase 1,344,951 shares of common stock issued to each of Victor Huang and Derek Xu.

Other Income — Other income for the year ended December 31, 2023 was $23,011,000 as compared to other income of $2,347,000 for the year ended December 31, 2022. Other income for the year ended December 31, 2023 consisted of (i) gain from change in fair value of warrant liability of $1,341,000; (ii) gain from change in fair value of earnout liability of $21,977,000; and offset by (iii) unrealized loss for increase in fair value of convertible promissory note of $241,000 and (iv) noncash interest and other, net of $66,000.

Other income for the year ended December 31, 2022 related primarily to (i) gain on forgiveness of Paycheck Protection Program loan of $1,146,000 and (ii) $1,233,000 income from employee retention tax credit.

Net Income (Loss) — Net income for the year ended December 31, 2023 was $16,371,000 as compared to net loss of $487,000 for the year ended December 31, 2022. The change was the result of $2.7 million lower gross profit in 2023 from decreased revenue and higher cost of revenue, higher operating expenses in 2023 of $1.2 million due mostly to increased stock based compensation offset by $20.6 million increase in other income as discussed in other income above. The net income for the year ended December 31, 2023 included noncash income of $19,627,000. Net loss for the year ended December 31, 2022 included net noncash expenses of $50,000.

Liquidity and Capital Resources as of December 31, 2023 and 2022

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We formally evaluated our liquidity and cash position most recently in March 2024 when preparing our December 31, 2023 audited financial statements. During this process we concluded, based upon existing assets and liabilities, our order backlog and projections, plus the ability to borrow up to $2.5 million in short term loans from our founder, that we would be able to operate at least for the next twelve months. We have also recently received purchase orders from various government agency customers totaling over $13 million from which we expect to start receiving cash in the first quarter of 2024.

As of December 31, 2023, we had cash of approximately $3,124,000 and net capital deficit of approximately $6,174,000. The net working capital deficit includes a couple of items that are expected to require limited future cash outlays including current portion of deferred revenue totaling $4,009,000 and convertible debt totaling $2,825,000 which we expect to be converted to equity. As of December 31, 2023, we had an accumulated deficit of $16,582,000. On December 21, 2023, the merger with BYTS closed from which we received $2.8 million in net proceeds. Airship AI Holdings, Inc. became the accounting acquiror.

a. Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $3,291,000. This amount was primarily related to (i) net income of $16,371,000; (ii) depreciation of $15,000; (iii) stock based compensation of $2,852,000; (iv) net amortization of operating lease right of use asset of $597,000; (v) unrealized loss for increase in fair value of convertible promissory note of $240,000; (vi) non cash interest, net of $65,000; offset by (vii) gain from change in fair value of warrant liability of $1,341,000; (viii) gain from change in fair value of earnout liability of $21,976,000; and (ix) working capital changes of $36,000.

Net cash used in operating activities for the year ended December 31, 2022 was $2,903,000. This amount was primarily related to (i) a net loss of $487,000; (ii) working capital changes of $2,365,000; (iii) gain on forgiveness of note payable — PPP of $1,146,000; offset by (iv) depreciation of $15,000; (v) stock based compensation of $546,000; (vi) amortization of operating lease right of use asset of $517,000; and (vii) other of $17,000.

b. Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $6,120,000 and consisted of (i) issuance of a senior secured convertible promissory note of $2,585,000; (ii) net advances provided by the founders of $1,150,000; (iii) proceeds from reverse capitalization of $2,800,000; and offset by (iv) the payoff of small business loan and line of credit of $425,000.

Net cash provided by financing activities for the year ended December 31, 2022 was $1,866,000 and consisted of (i) $565,000 from a small business loan and a line of credit; (ii) proceeds from notes receivable — related parties of $842,000; (iii) the founders advances of $1,900,000 and repayment of advances to the founders of $1,300,000; and (iv) repayment of small business loan and line of credit of $140,000.

Our contractual cash obligations as of December 31, 2023 (excluding debt financing arrangements below) are summarized in the table below:

	Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,291,754	$245,051	$729,919	$316,784

Debt Financing Arrangements

On June 22, 2023, we entered into a Senior Secured Convertible Promissory Note with Platinum Capital Partners Inc. and received $2,000,000. As a condition of funding, we paid off three small notes and accounts payable totaling $374,000.  At the option of the holder, the note is convertible into cash, common stock or a combination of cash and stock. We expect the convertible debt to be converted to equity.

On November 2 2023, we issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes are convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the debt to equity.

Mr. Huang has committed to providing $2.5 million in additional temporary funding if it is necessary.

We believe that our cash on hand, funding from the completion of the business combination, results of operations and financing transactions will be sufficient to fund our operations for the next twelve months.

Equity financing, if obtained, could result in dilution to our then-existing stockholders and/or require such stockholders to waive certain rights and preferences. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back, or eliminate the development of business opportunities and our operations and financial condition may be materially adversely affected.

Contractual Obligations and Commitments

On July 13, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend based on the fair market rate on October 31, 2027.

On February 29, 2024, we extended a lease in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. The lease expires on July 29, 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment. To the extent that there are material differences between these estimates and our actual results, our future consolidated financial statements will be affected.

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

The majority of our contracts with our customers include various combinations of our products and post contract support (“PCS”) services. Our products and PCS offerings have significant standalone functionalities and capabilities. Accordingly, the products are distinct from our PCS services as customers can benefit from the products without the PCS services and such PCS services are separately identifiable within the contracts. We account for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration we expect to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.

We establish the standalone selling price using the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price based on our pricing model and offering type (products or PCS services). As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the timing and classification of our revenue could be affected.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In addition, deferred tax assets are recorded for all future benefits including, but not limited to, net operating losses, research and development credit carryforwards, and basis differences with certain assets and liabilities.

Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision or benefit for income taxes in the period in which such determination is made.

We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more likely than not to be realized upon ultimate settlement. We do not believe that we currently have any material uncertain tax positions and no reserves are currently required given our deferred tax asset has a 100% valuation allowance.

Stock Based Compensation

The Company records stock-based compensation expense associated with stock options, warrants, SARs, unvested earnout shares and other equity-based compensation using the Black-Scholes-Merton option valuation and Monte Carlo valuation models for estimating fair value of such equity instruments. The fair value of such equity instruments is determined at the date of grant and such value is recognized as an expense over the service period of the recipient. The Black Scholes and Monte Carlo pricing model uses various inputs and assumptions, including the estimated fair value of the common stock, stock volatility, risk free interest rate over the expected term of the instrument, estimated life of the award, and forfeiture rates of such awards. All of these estimates impact stock based compensation which is a non-cash expense. Changes in the assumptions used in the calculation would impact the recorded stock based compensation. The fair value of the equity instrument is usually calculated at issuance and is not required to be remeasured in the future. Management uses third party experts to assist with certain elements of the fair value calculation and it constantly adjusts the variables used in estimating the fair value of equity instruments issued as compensation.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 —	Quoted prices in active markets for identical assets and liabilities;
Level 2 —	Inputs other than level one inputs that are either directly or indirectly observable; and
Level 3 —	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2023 and 2022 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Note, earnout liability, Private Warrants and the warrants that were issued with this Note at fair value, remeasured on a recurring basis.

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net- cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, see “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements included herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is no information to report pursuant to Item 304(b) of Regulation S-K. That information required by Item 304(b) of Regulation S-K was previously reported under Item 4.01 of the Current Report on Form 8-K filed on December 28, 2023.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive and principal financial officers concluded as of December 31, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management's Report on Internal Control Over Financial Reporting.

As discussed elsewhere in this Annual Report, we completed the Business Combination on December 21, 2023. Prior to the Business Combination, our predecessor, Byte Acquisition Corp., was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses. As a result, Byte’s previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Byte’s liabilities and operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of our internal controls over financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2023. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

(c) Changes in Internal Control over Financial Reporting

Since the Merger and until December 31, 2023, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

(d) Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Rover have been detected

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2023 but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position
Victor Huang	54	Chief Executive Officer and Chairman of the Board and Director
Derek Xu	66	Chief Operating Officer, Secretary, Treasurer and Director
Paul Allen	54	President
Yanda Ma	45	Chief Technology Officer
Mark E. Scott	70	Chief Financial Officer
Peeyush Ranjan	49	Director
Louis Lebedin	65	Director
Amit Mital	54	Director

Set forth below is information regarding our directors and executive officers as of the date of this report.

Victor Huang joined Airship AI as its first employee in October 2004. Mr. Huang has served as our Chief Executive Officer and Chairman of the Board since December 2023. He has served as Airship AI’s Chief Executive Officer since April 2007 and a member of the Board of Directors of Airship AI since March 2005 and as Chairman of the Board beginning in January 2012. From June 1996 to September 2004, Mr. Huang was an independent trader and investor. From January 1992 to June 1996, Mr. Huang worked at Smith Barney as a financial consultant. Mr. Huang attended University of Washington where he studied business administration.

Derek Xu is a co-founder of Airship AI. Mr. Xu has served as our Chief Operating Officer, Secretary and Treasurer and a member of the Board since December 2023. He has served as Airship AI’s Chief Operating Officer, Secretary and Treasurer since March 2022 and as a member of the Board of Directors since the incorporation of Airship AI in 2003. Mr. Xu also previously served as Airship AI’s Chief Technology Officer from April 2007. Prior to 2003, Mr. Xu co-founded and sold his Web service company that provided eCommerce solutions for small businesses. Before that, Mr. Xu worked in leadership positions at various tech companies where he helped develop and launch several Web based products for financial institutions. Mr. Xu holds a Ph.D. degree in Geophysics from University of Washington.

Paul Allen has served as our President since December 2023. He has served as Airship AI’s President since 2019. Mr. Allen joined Airship AI as the Director of Business Development in 2015 and was promoted to Vice President of Sales in 2017 before being promoted to President in 2019. Prior to joining Airship AI, Mr. Allen was partner at a boutique firm in Northern Virginia, providing technical goods and services to the U.S. Government and Department of Defense, which he left following a successful private acquisition. Mr. Allen previously spent 14 years with IBM, leaving as a Business Unit Executive in their partner channel organization to pursue a career in direct support of the U.S. Government and Department of Defense. Mr. Allen retired from the U.S. Army 1st Special Forces Command in 2021 with over 28 years of service, the majority of which he spent in the U.S. Army Special Forces as a Green Beret, retiring as the 3rd Battalion 20th Special Forces Group (National Guard) Senior Warrant Officer at the rank of Chief Warrant Officer 3 (CW3). Mr. Allen holds a bachelor’s degree in Strategic Studies & Defense Analysis from Norwich University.

Yanda Ma has served as our Chief Technology Officer since December 2023. He has served as Airship AI’s Chief Technology Officer since March 2022. Previously, Mr. Ma was Airship AI’s Vice President Engineering, a position he held from 2005. His primary role is aligning the direction of engineering and product development to the strategic goals of Airship AI. To that end, over the years Mr. Ma has developed multiple evolutions of Airship AI’s product offerings from introducing Airship Enterprise Management, re-focusing with a government specific surveillance solution, delivering innovative edge solutions such as Nexus Outpost and creating value-add through end-to-end solution sets. Mr. Ma holds a bachelor’s degree in EECS from U.C. Berkeley. He has over twenty years of technology leadership experience in the streaming video and security industries and has been awarded multiple patents for key technologies he has helped develop over the course of his career.

Mark E. Scott has served as our Chief Financial Officer since March 1, 2024. He served as Interim Chief Financial Officer of Airship AI since November 2021 and served as a consultant from February 2021 to November 2021. Mr. Scott has served as a consultant and Chief Financial Officer for Valterra Partners LLC, a private equity firm, from 2017 to 2024.  Mr. Scott also served as a consultant and Chief Financial Officer of Valuto, Inc., a bitcoin kiosk company, from January 2021 to November 2021. Mr. Scott served as a consultant and Chief Financial Officer from August 2014 to December 2020 of GrowLife, Inc., an equipment supplier to the cultivation industry. Mr. Scott also served as a member of the Board of Directors and Secretary of GrowLife, Inc. from February 2017 to December 2020. Mr. Scott has operated a wholly owned consulting firm where he advises companies on financial matters. Mr. Scott has significant financial, SEC and merger and acquisition experience in public and private microcap companies. Mr. Scott is a certified public accountant and received a Bachelor of Arts in Accounting from the University of Washington.

Peeyush Ranjan has served as a member of the Board since December 2023. From 2017 to present and from 2006-2015, Mr. Ranjan has served as VP, Director or Manager of Engineering at Google, a technology services firm. From 2015 to 2016, he was CTO of Flipkart, an e-commerce services company based in India, and a VP of Engineering at Airbnb. Previously, he was part of engineering teams at Consera Technologies, Hewlett Packard, Infospace, Inc. and Microsoft. He holds a B.Tech. degree in Computer Science from IIT Kharagpur, an M.S. in Computer Science from Purdue University and an M.B.A. in Technology Management from University of Washington.

Louis Lebedin has served as a member of the Board since March 2021. Mr. Lebedin has over 25 years of banking experience with a proven track record of building and leading a world class business. From 2017 to 2019, Mr. Lebedin served as an advisor to Unio Capital LLC, an asset management firm, responsible for product development. From 2006 to 2012, Mr. Lebedin was global head of JP Morgan’s prime brokerage business, a leading provider of clearing and financing services for equity and fixed income hedge funds. He was responsible for defining and executing the strategy for the business, to expand its market share while continuing to meet the evolving needs of its hedge fund clients. From 2008 to 2012, Mr. Lebedin served on JP Morgan Clearing Corp.’s Operations Committee and the Equities Division’s Executive Committee. From 2001 to 2005, Mr. Lebedin was the chief operating officer and chief financial officer of Bear Stearns’s Global Clearing Services division. Mr. Lebedin joined the Clearance Division in 1988 assuming the role of controller before being promoted to chief financial officer in 1996. From 1980 to 1987, he worked at Coopers & Lybrand, rising to the level of audit manager specializing in financial services. Mr. Lebedin holds a B.S. in accounting from Syracuse University, and he earned his CPA license in 1982.

Amit Mital has served as a member of the Board since December 2023. Mr. Mital has over two decades of experience in the tech field and currently serves as CEO and founder of Kernel Labs, which focuses on machine learning, virtual reality and cybersecurity, a position he also held from 2018 to 2021. From 2021 to 2022, Mr. Mital was on the National Security Council (NSC) as the senior director for cybersecurity strategy and policy and also served in the White House as a special assistant to the President. Before Kernel Labs, Mr. Mital was chief technology officer at Symantec Corporation, where he oversaw technology strategy for the cybersecurity company from 2013-2015. While at Kernel Labs, Mr. Mital was also co-founder and chairman of the blockchain-based distributed identification platform Trusted Key, which was later acquired by Workday. Mr. Mital’s longest-tenured job came at Microsoft, where he worked as a corporate vice president for 20 years, and as a general manager concurrently for seven years. Mr. Mital holds a Master of Science degree in Engineering from Dartmouth College.

Term of Office

Our directors currently have terms which will end at our next annual meeting of stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

The Board’s Role in Risk Oversight

The Company’s business and affairs are managed under the direction of the Board. The Board consists of five directors, including three independent directors, namely Amit Mital, Peeyush Ranjan and Louis Lebedin. A director is not required to hold any shares in the Company to qualify as a director.

The Board has extensive involvement in the oversight of risk management related to the Company and its business and will accomplish this oversight through the regular reporting to the Board by the audit committee. The audit committee represents the Board by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements, the surveillance of administrative and financial controls and its compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discusses all significant areas of the Company’s business and summarize for the Board all areas of risk and the appropriate mitigating factors. In addition, the Board receives periodic detailed operating performance reviews from management.

Controlled Company Exemption

Victor Huang, Airship AI’s co-Founder and our Chief Executive Officer, and Derek Xu, Airship AI’s co-Founder and our Chief Operating Officer, beneficially own (including shares underlying warrants, stock options and SARs) approximately 70.5% of the combined voting power for the election of directors to the Board, and, as a result, the Company is considered a “controlled company” for the purposes of Nasdaq listing rules. For so long as the Company remains as a controlled company under that definition, it is permitted to elect to rely on certain exemptions from certain corporate governance requirements, including that a majority of the Company consist of “independent directors,” as defined under Nasdaq listing rules. In addition, the Company is not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with written charters addressing the committees’ purposes and responsibilities and an annual performance evaluation of these committees.

If at any time the Company ceases to be a “controlled company” under Nasdaq listing rules, the Board intends to take any action that may be necessary to comply with Nasdaq listing rules, subject to a permitted “phase-in” period.

Board Meetings and Committees

During our last fiscal year, each of our directors attended at least 75% of the aggregate of (i) the total number of Board meetings and (ii) the total number of meetings of the committees on which the director served.

Independent Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Company has determined that Peeyush Ranjan, Louis Lebedin, and Amit Mital, representing three of the Company’s five directors, are “independent” as defined in the Nasdaq listing standards and applicable SEC rules.

Committees of the Board of Directors

The Board has established an audit committee, a compensation committee and a nominating and corporate governance committee, which have the responsibilities and authority necessary to comply with applicable Nasdaq and SEC rules. The Board may from time to time establish other committees.

The Company’s chief executive officer and other executive officers will regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of the Company’s activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of the Board will provide appropriate risk oversight of the Company’s activities.

Audit Committee

Amit Mital, Peeyush Ranjan and Louis Lebedin serve as members of the audit committee of the Company (the “Audit Committee”), with Mr. Mital serving as the chairperson. Each of the members of the Audit Committee satisfies all independence requirements under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Louis Lebedin possesses accounting or related financial management experience that qualifies him as an “audit committee financial expert” as defined by the rules and regulations of the SEC and Nasdaq.

The Audit Committee oversees our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee is generally responsible for, among other things:

•	appointing the independent auditors and pre-approving all auditing and non-auditing services permitted to be performed by the independent auditors;

•	reviewing with the independent auditors any audit problems or difficulties and management’s response;

•	discussing the annual audited financial statements with management and the independent auditors;

•	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures and any steps taken to monitor and control major financial risk exposures;

•	reviewing and approving all proposed related party transactions as defined by applicable law or Nasdaq listing requirements;

•	meeting separately and periodically with management and the independent auditors; and

•	monitoring compliance with our code of business conduct and ethics, including reviewing the adequacy and effectiveness of our procedures to ensure proper compliance.

Compensation Committee

Peeyush Ranjan and Amit Mital serve as members of the compensation committee of the Company (the “Compensation Committee”), with Mr. Ranjan serving as the chairperson. Each of the members of the Compensation Committee satisfies the independence requirements under the applicable rules and regulations of the SEC and Nasdaq.

The Compensation Committee is generally responsible for overseeing and making recommendations to the Board regarding the salaries and other compensation of our Executive Officers and general employees and providing assistance and recommendations with respect to our compensation policies and practices. The Compensation Committee is generally responsible for, among other things:

•

reviewing and approving the corporate goals and objectives applicable to the compensation of the chief executive officer, evaluating the chief executive officer’s performance, and determining and approving the chief executive officer’s compensation level based on this evaluation;

•	reviewing and approving the compensation of all other Executive Officers;

•

reviewing, approving and recommending incentive compensation plans and equity-based plans to the Board and stockholders of the Company for approval, and administering the Company’s incentive compensation plans, equity-based plans and the clawback policy;

•	reviewing, approving and recommending employment agreements and severance arrangements or plans to the Board for approval;

•	reviewing all Director compensation and benefits for service on the Board and Board committees, and recommending any changes to the Board as necessary; and

•	overseeing, in conjunction with the Nominating and Corporate Governance Committee, engagement with stockholders and proxy advisory firms on executive compensation matters.

Nominating and Corporate Governance Committee

Peeyush Ranjan and Amit Mital serve as members of the nominating and governance committee of the Company (the “Nominating and Governance Committee”), with Mr. Ranjan serving as the chairperson.

The Nominating and Governance Committee is generally responsible for identifying and proposing new potential director nominees to the Board for consideration and for reviewing our corporate governance policies. The Nominating and Governance Committee is generally responsible for, among other things:

•

determining the qualifications, qualities, skills, and other expertise required to be a director, and developing and recommending to the Board the criteria to be considered in selecting director nominees for the Board’s approval;

•	identifying and screening individuals qualified to become members of the Board, and considering any director candidates recommended by the Company’s stockholders;

•	selecting and approving the director nominees to be submitted to a stockholder vote at the stockholders’ annual meeting, subject to approval by the Board;

•	developing and recommending to the Board a set of corporate governance guidelines applicable to the Company, reviewing these principles and recommending any changes to the Board;

•

overseeing the Company’s corporate governance practices and procedures, including identifying best practices, and reviewing and recommending to the Board for approval any changes to the documents, policies and procedures in the Company’s corporate governance framework;

•

reviewing the Board’s committee structure and composition and to make recommendations to the Board annually regarding the appointment of directors to serve as members of each committee and committee chairmen;

•

if a vacancy on the Board and/or any Board committee occurs, identifying and making recommendations to the Board regarding the selection and approval of candidates to fill such vacancy either by election by stockholders or appointment by the Board;

•

developing and overseeing a Company orientation program for new Directors and a continuing education program for current Directors, periodically reviewing these programs and updating them as necessary;

•	reviewing and discussing with management disclosure of the Company’s corporate governance practices;

•

developing and recommending to the Board for approval an officer succession plan, to review such succession plan periodically with the chief executive officer, developing and evaluating potential candidates for executive positions, and recommending to the Board any changes to and any candidates for succession under the succession plan.

Code of Ethics

The Company has adopted code of business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that the Company’s Internet website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its Internet website.

Communication with our Board of Directors

Our stockholders and other interested parties may communicate with our Board of Directors by sending written communication in an envelope addressed to “Board of Directors” in care of the Secretary, 8210 154th Avenue NE, Suite 120,

Redmond WA 98052.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and 10% stockholders are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to us.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2023, all such reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for (i) the individual who served as our principal executive officer during fiscal years 2023 and 2022; and (ii) our next two most highly compensated executive officers who earned more than $100,000 during fiscal years 2023 and 2022 and were serving as executive officers as of December 31, 2023 or 2022. We refer to these individuals as our “named executive officers.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the Business Combination may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2023 and 2022:

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)
Victor Huang, Chief Executive Officer, Chairman of the Board and Director	12/31/2023	$399,145	$-	$-	$1,068,058	$-	$-	$1,467,203
	12/31/2022	$364,167	$-	$-	$-	$-	$-	$364,167

Derek Xu, Chief Operating Officer, Director, Secretary and Treasurer	12/31/2023	$388,000	$-	$-	$1,068,058	$-	$-	$1,456,058
	12/31/2022	$371,833	$-	$-	$-	$-	$-	$371,833

Paul Allen, President (2)	12/31/2023	$300,000	$32,942	$-	$-	$317,519	$-	$650,461
	12/31/2022	$300,000	$42,178	$-	$-	$317,520	$-	$659,698

Yanda Ma, Chief Technology Officer	12/31/2023	$227,500	$-	$-	$-	$-	$-	$227,500
	12/31/2022	$200,000	$29,500	$-	$-	$-	$-	$229,500

Mark E. Scott, Interim Chief Financial Officer	12/31/2023	$200,237	$-	$-	$-	$83,250	$-	$283,487
	12/31/2022	$183,333	$-	$-	$-	$33,139	$-	$216,472

____________

(1)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(n)(2), computed in accordance with FASB ASC Topic 718.

(2)

Mr. Allen was paid a discretionary annual bonus of $42,178 during the year ended December 31, 2022. See “Outstanding Equity Awards as of the Year Ended December 31, 2022” for a discussion of option award compensation.

Outstanding Equity Awards as of the Years Ended December 31, 2023 and 2022

The following table summarizes the number of shares of Airship Common Stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023 and 2022. The number of shares subject to Airship Options outstanding at the effective time of the Merger, and the exercise price of such Airship Options, have been adjusted to reflect the Merger.

	Option Awards				Stock Awards
	Number of	Number of
	Securities	Securities			Number of	Market Value
	Underlying	Underlying			Shares or Units	of Shares or
	Unexercised	Unexercised	Option		of Stock	Units of
	Options	Options	Exercise	Option	That Have Not	Stock That
	Exercisable	Unexerciseable	Price	Expiration	Vested	Have Not Vested
Name	(#)	(#)	($)	Date	(#)	($)
Victor Huang (1)	1,758,105	-	$0.12	1/15//2032	-	$-
Victor Huang (1)- SARS	1,758,105	-	$0.12	2/16/2032	-	$-

Derek Xu	-	-	$-		-	$-

Paul Allen (2)	935,058	-	$0.57	1/15/2032	-	$-

Yanda Ma	797,698	-	$0.12	1/15/2032	-	$-

Mark E. Scott	43,952	-	$0.57	1/15/2032	-	$-
	43,952	-	$1.640	8/6/2033	-	$-

(1)

On January 16, 2018, Mr. Huang received a stock option grant to purchase 1,758,105 shares of common stock, with an exercise price of $0.12 per share. As of December 31, 2023, 1,758,105 shares were vested. These shares were valued at $0.11 per share, or $190,000, as of the date of grant. On January 16, 2018, Mr. Huang received 1,758,105 stock appreciation rights for past service. The stock appreciation rights each has a base value of $0.12 per share.

(2)

On January 16, 2022, Mr. Allen received a stock option grant to purchase 935,058 shares of common stock, with an exercise price of $0.57 per share. Of these options, 467,528 vested immediately, 233,765 vested on December 31, 2022 and 233,765 vested on December 31, 2023. These options were valued at grant date Black-Scholes value of $1.35 per share, or $1,270,078.

Executive Compensation Arrangements

Other than the annual compensation, bonus and equity incentive awards described above and below, the Company has no other executive compensation, change in control or similar agreements or arrangements.

On March 1, 2024, the Company entered into an employment agreement with Mark E. Scott, the Company’s Chief Financial Officer, which provides for a base salary of $250,000 annually. Mr. Scott is also eligible to participate in annual performance-based bonus programs established by the Board or Compensation Committee, subject to the achievement of applicable performance criteria established by the Board or Compensation Committee, which shall be determined in good faith by the Board or Compensation Committee. Mr. Scott was also granted options to purchase up to Twenty Five Thousand (25,000) shares of Common Stock with an exercise price equal to $1.49, which options vested in full on the date of issuance.

2022 Combined Incentive and Non-Qualified Stock Option Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Combined Incentive and Non-Qualified Stock Option Plan (the “2022 Plan”) to issue options to acquire a maximum of 3,000,000 common stock shares. Effective upon the Closing, the 2022 Plan will no longer be available for use for the grant of future awards. The 2022 Plan will continue to govern the terms of awards that have been granted under the 2022 Plan before, and that are still outstanding following, the Merger.

The 2022 Plan provides for the grant of stock options, including options that are intended to qualify as “incentive stock options” under Section 422 of the Code, as well as non-qualified stock options. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award.

Certain Transactions

If as a result of any reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares of common stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company without the receipt of consideration by the Company, or, if, as a result of any merger or consolidation, or sale of all or substantially all of the assets of the Company, the outstanding shares are converted into or exchanged for other securities of the Company. or any successor entity, the administrator shall make an appropriate and proportionate adjustment in (i) the maximum number of shares reserved for issuance under the 2022 Plan, (ii) the number and kind of shares or other securities subject to any then outstanding awards under the 2022 Plan, (iii) the repurchase price, if any, per share subject to each outstanding award, and (iv) the exercise price for each share subject to any then outstanding options under the 2022 Plan.

Amendment and Termination

Our board of directors may terminate or amend the 2022 Plan at any time, but no such action shall adversely affect rights under any outstanding award without the holder’s consent. However, we must generally obtain stockholder approval for any such amendments to the extent required by applicable law. The administrator may exercise its discretion to reduce the exercise price of outstanding stock options to the then current fair market value if the fair market value of the common stock covered by such option has declined since the date the option was granted, without the approval of the Company’s stockholders.

Upon consummation of the Merger, each outstanding option under the 2022 Plan that was outstanding as of immediately prior to the Effective Time converted into (i) an option (each, a “Converted Stock Option”), on substantially the same terms and conditions as are in effect with respect to such award immediately prior to the Effective Time, to purchase the number of shares of Common Stock, determined by multiplying the number of shares of common stock subject to such award as of immediately prior to the Effective Time by the Conversion Ratio, at an exercise price per share of Common Stock equal to (A) the exercise price per share of common stock of such award divided by (B) the Conversion Ratio, and (ii) the right to receive a number of Earnout Shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SAR”) after the Merger.

As of December 31, 2023, after adjusting for the Merger, there were 1,758,105 SARs outstanding with a base value of $0.12 and January 2028 expiration.

Payment of Appreciation Amount

The appreciation distribution in respect to a SAR may be paid in cash, in common stock of the Company, in any combination of the two or in any other form of consideration, as determined by the Board and contained in the stock appreciation rights agreement evidencing such SAR.

Amendment and Termination

Our board of directors may terminate or amend the SAR Plan at any time, but no such action shall adversely affect rights under any outstanding award without the holder’s consent.

Upon consummation of the Merger, each SAR granted under the SAR Plan that was outstanding immediately prior to the Effective Time converted into a stock appreciation right denominated in shares of Common Stock (each, a “Converted SAR”). Each Converted SAR will continue to have and be subject to substantially the same terms and conditions as were applicable to such SAR immediately prior to the Effective Time, except that (i) each Converted SAR will cover that number of shares of Common Stock equal to (A) the product of (1) the number of shares of common stock subject to such SAR immediately prior to the Effective Time and (2) the Conversion Ratio and (B) a number of Earnout Shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement, and (ii) the per share base value for each share of Common Stock covered by the Converted SAR will be equal to the quotient obtained by dividing (A) the base value per share of common stock of such SAR immediately prior to the Effective Time by (B) the Conversion Ratio.

2023 Equity Incentive Plan

The Company has adopted the Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting. This section summarizes certain principal features of the Equity Incentive Plan.

The Equity Incentive Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to its officers, employees, directors, consultants and advisers. The purpose of the Equity Incentive Plan is to help the Company attract, motivate and retain such persons with awards under the Equity Incentive Plan and thereby enhance shareholder value.

Administration. The Equity Incentive Plan is administered by the Board, and upon consummation of the Merger will be administered by the compensation committee of the Board, which shall consist of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the Equity Incentive Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the Equity Incentive Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the Equity Incentive Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the Equity Incentive Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The Equity Incentive Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock initially reserved and available for grant and issuance under the Equity Incentive Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. No more than 4,000,000 shares of Common Stock in the aggregate may be issued under the Equity Incentive Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the Equity Incentive Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the Equity Incentive Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Equity Incentive Plan, other than any shares tendered or withheld in order to exercise or satisfy withholding obligation in respect of any award. The Equity Incentive Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board.

Following the Closing, it is expected that all of our employees, consultants, advisors and service providers and all of our non-executive officer directors will be eligible to participate in the Equity Incentive Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the Equity Incentive Plan as well. The number of stock options and/or shares of restricted stock to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or shares of restricted stock is dependent upon various factors such as hiring requirements and job performance.

Non-Employee Director Compensation Limit. The Equity Incentive Plan provides for a limit on non-employee director compensation. The maximum number of shares of stock that may be subject to an award granted under the Equity Incentive Plan during any single fiscal year to any non-employee director, when taken together with any cash fees paid to such non-employee director during such year in respect of his or her service as a non-employee director (including service as a member or chair of any committee of the board), shall not exceed $250,000 in total value (calculating the value of any such award based on the fair market value on the date of grant of such award for financial reporting purposes).

Stock Options. The Equity Incentive Plan provides for the grant of either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Code, or “nonqualified stock options” (“NQSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our company or a parent or subsidiary of our company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the Equity Incentive Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the company’s fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the Equity Incentive Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional shares of common stock, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of common stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the board of directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such instalments or otherwise, as the compensation committee or the board of directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the board of directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of a share of common stock, or one share of common stock, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th ) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the company and shall not entitle the holder to voting rights, dividends or any other rights associated with ownership of shares prior to the time the holder shall receive a distribution of shares.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of common stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the company or an affiliate or for other valid consideration.

Adjustment to Shares. Subject to any required action by shareholders of the company, the number of shares of common stock covered by each outstanding award shall be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, including, but not limited to, a stock split, reverse stock split, recapitalization, continuation or reclassification, or the payment of a stock dividend (but only on the stock) or any other increase or decrease in the number of such shares effected without receipt of consideration by the company.

Change-in-Control Provisions. The compensation committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) accelerate any time periods, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change of control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Transferability. No award may be assigned, transferred, sold, exchanged, encumbered, pledged or otherwise hypothecated or disposed of by a holder except by will or by the laws of descent and distribution, or by gift to any immediate family member of the holder, subject to compliance with applicable laws.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the Equity Incentive Plan, and amend, suspend or terminate the Equity Incentive Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the Equity Incentive Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. In addition, no amendment that results (directly or indirectly ) in the reduction of the exercise price of an option or SAR or that otherwise requires shareholder approval under applicable law will be made without shareholder approval.

Director Compensation

We primarily use monthly fees and stock option grants to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended December 31, 2023, Victor Huang and Derek Xu did not receive any compensation for their services as directors. The compensation disclosed in the “Summary Compensation Table” above represents the total compensation for Mr. Huang and Mr. Xu.

Our independent non-employee directors are compensated in cash and stock option grants. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended December 31, 2023:

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards (1)	($)	$	($)	Total
Peeyush Ranjan (2)	60,000	-	20,108	-	-	-	80,108
Amit Mital	-	-	26,088	-	-	-	26,088
Louis Lebedin	-	-	-	-	-	-	-

(1)	These amounts reflect the grant date market value as required by Regulation S-K Item 402(r)(2), computed in accordance with FASB ASC Topic 718.

(2)	Fees earned were monthly payments of $5,000 paid to Peeyush Ranjan. Mr. Ranjan was appointed to the Board of Directors on November 1, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 3, 2023 regarding the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

●	each of our current executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Percentage of beneficial ownership of Common Stock is based on 22,812,048 shares of Common Stock outstanding as of the date of this report.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to, or the power to receive the economic benefit of ownership of, the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares that the person has the right to acquire within 60 days are included, including through the exercise of any option or other right or the conversion of any other security. However, these shares are not included in the computation of the percentage ownership of any other person.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Number of Shares
	of Common Stock	% of Outstanding
Name of Beneficial Owner (1)	Beneficially Owned	Common Stock
Directors and Named Executive Officers-
Victor Huang (2)	8,305,514	30.0%
Derek Xu (3)	9,783,856	40.5%
Paul Allen (4)	935,058	3.9%
Yanda Ma (5)	797,698	3.4%
Mark E. Scott (6)	87,904	*
Peeyush Ranjan (7)	175,809	*
Amit Mital (8)	203,061	*
Louis Lebedin	50,000	*
Total Directors and Officers (8 in total)	20,338,900	65.2%

5% Shareholders-

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percentage
Airship Kirkland FLP (Victor Huang) (9)	6,900,563	26.2%
Airship Redmond FLP (Derek Xu ) (10)	8,438,905	37.0%
Mulan Ventures LLC (11)	1,538,342	6.7%

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of is c/o Airship AI Holdings, Inc., 8210 154th Ave NE, Redmond, WA 98052.

(2)

Includes (i) shares owned by Airship Kirkland Family LP, over which Mr. Huang has voting and dispositive power and (ii) 1,344,951 shares of Common Stock issuable upon the exercise of warrants to purchase shares of Common Stock. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(3)

Includes (i) shares owned by Airship Redmond Family LP, over which Mr. Xu has voting and dispositive power and (ii) 1,344,951 shares of Common Stock issuable upon the exercise of warrants to purchase shares of Common Stock. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(4)

Includes 935,058 shares of Common Stock subject to options exercisable within 60 days. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(5)

Includes 797,698 shares of Common Stock subject to options exercisable within 60 days. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(6)

Includes 87,904 shares of Common Stock subject to options exercisable within 60 days. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(7)

Includes 175,809 shares of Common Stock subject to options exercisable within 60 days. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(8)

Includes 203,061 shares of Common Stock subject to options exercisable within 60 days. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(9)

Includes (i) 1,758,105 shares of Common Stock subject to options exercisable within 60 days, and (ii) 1,758,105 shares of Common Stock subject to stock appreciation rights. Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement. Victor Huang has voting and dispositive power over the shares owned by Airship Kirkland Family LP.

(10)

Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement. Derek Xu has voting and dispositive power over the shares owned by Airship Redmond Family LP.

(11)

Excludes the right to receive a number of Earnout Shares, in accordance with and subject to the contingencies set forth in the Merger Agreement. Jane Cui has voting and dispositive power over the shares owned by Mulan Ventures LLC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2023:

The following table sets forth certain information about the securities authorized for issuance under our incentive plans for SARS as of December 31, 2023:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

BYTE Acquisition Corp.

Founder Shares

On January 22, 2021, the Sponsor paid an aggregate of $25,000 to cover certain offering costs of BYTS in consideration for 8,625,000 of BYTS Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of BYTS’ issued and outstanding shares upon the completion of the Initial Public Offering (excluding the private placement shares). On April 7, 2021, the underwriter exercised its over-allotment option in part, and 532,687 Founder Shares were subsequently forfeited by the Sponsor. Effective as of March 27, 2023, pursuant to the terms of BYTS’ Cayman constitutional documents, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of BYTS, with immediate effect. On June 26, 2023, BYTS issued one Class B ordinary share in connection with the Domestication.

At the time of the IPO, the Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after a Business Combination, or (y) the date on which BYTS completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of BYTS’ shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

In connection with the Business Combination, the Sponsor has entered into the Parent Support Agreement, dated as of June 27, 2023, with BYTS and Airship AI. The Parent Support Agreement provided that, after the Domestication and immediately prior to the Closing, the Sponsor will forfeit 1,000,000 Founder Shares held by it, and to make the Share Contribution to secure non-redemption agreements and/or PIPE Financing. The Parent Support Agreement also provided that 4,492,313 Founder Shares will be subject to a lock-up for a period of 180 days following the Closing.

Related Party Loans

On July 26, 2023, the Sponsor advanced $70,560 to BYTS, on September 8, 2023, the Sponsor advanced an additional $70,000 to BYTS, on November 1, 2023, BYTS received an additional advance from a related party of $224,500 and on November 2, 2023, the Sponsor advanced $25,159 to BYTS, for an aggregate $390,219 advanced to BYTS. These advances were repaid to the Sponsor at the time of Closing.

Administrative Services Agreement

BYTS entered into an agreement that provides that, commencing on effective date of the Initial Public Offering, BYTS agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. During the three months ended December 31, 2023 and the year ended December 31, 2022, BYTS incurred $30,000 and $90,000, respectively, of such fees. On November 30, 2022, BYTS assigned the Administrative Services Agreement, previously entered into by and between BYTS and the Sponsor to Sagara Group, LLC, which is a company controlled by Mr. Gloor. In connection with the Business Combination, the Company agreed to extend the term of the Administrative Services Agreement for an additional three months following the Closing.

Non-Redemption Agreements

On August 1, 2023, BYTS entered into a Non-Redemption Agreement with the Sponsor pursuant to which the Sponsor agreed to acquire from shareholders of BYTS $6 million in aggregate value of Public Shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to Public Shareholders who exercise Redemption Rights with respect to their Public Shares, prior to the closing date of the Business Combination, to waive its Redemption Rights and hold the Public Shares through the closing date of the Business Combination, and to abstain from voting and not vote the Public Shares in favor of or against the Business Combination. As consideration for the Non-Redemption Agreement, BYTS agreed to pay the Sponsor $0.033 per Public Share per month, which will begin accruing on the date that is three days after the date of the Non-Redemption Agreement and terminate on the earlier of the closing date of the Business Combination, the termination of the Merger Agreement, or the Outside Closing Date (as defined in the Merger Agreement). Additionally, on August 1, 2023, BYTS entered into a Non-Redemption Agreement with the Non-Redeeming Shareholder holding Public Shares, pursuant to which the Non-Redeeming Shareholder agreed not to redeem $1 million in aggregate value of Public Shares held by it on the date of the Non-Redemption Agreement in connection with the Business Combination. The Non-Redeeming Shareholder is an investor in our Sponsor and, other than indirectly through its interest in our Sponsor, the Non-Redeeming Shareholder did not receive any separate consideration for such waiver.

Airship AI Holdings, Inc.

Advances to Founders and Transfer of Zeppelin Worldwide LLC and Zeppelin Taiwan, Ltd. Interests

In 2020, Victor Huang and Derek Xu, the founders, officers and directors of Airship AI (“Airship AI Founders”), borrowed $3,000,000 (“shareholder advances”) from Airship AI. As of December 31, 2022 and 2021, Airship AI was owed $1,100,000 by the Airship AI Founders. Due to the lack of certainty over the payment of interest, Airship AI will record when received. Due to the uncertainty of the timing of payment, the advances will be treated as a long-term asset. The shareholder advances bear interest at 5% and during 2022 and 2021 no interest was paid. Mr. Huang and Mr. Xu owned all the membership units of Zeppelin Worldwide, LLC and its subsidiary, Zeppelin Taiwan, Ltd. (together, “Zeppelin”).

During the years ended December 31, 2022 and 2021, Zeppelin received from Airship AI an additional $1,095,000 and $590,000, respectively, in cash advances to fund operations which commenced in 2021. These advances between the companies are eliminated in the consolidated balance sheet.

When Zeppelin started, their intent was to explore the technology in-development and determine value for external customers by providing cloud based back-end products. After a period of time for Zeppelin’s development it became apparent these efforts would be of value and accretive to Airship AI. In 2022, Airship AI began utilizing Zeppelin’s research and development personnel to develop Airship AI’s products.

On February 28, 2023, the Airship AI Founders transferred their interests in Zeppelin to Airship AI for the $1,100,000 owed by the Airship AI Founders.

Vehicle and Condominium

On March 30, 2021, Airship AI sold a vehicle to an Airship AI Founder for a promissory note in the amount of $80,000. The note had a simple interest rate of 4%, compounded annually, computed daily based on a 360-day year with principal and interest due in March 2023. Interest payments were due annually. The promissory note plus interest in the amount of $84,844 was repaid during the year ended December 31, 2022.

On May 5, 2021, Airship AI sold a condominium in Juanita Beach, Washington, to an Airship AI Founder for a secured promissory note in the amount of $750,000. The note had interest of 4% per annum, computed on the diminishing principal balance. Interest commenced on the closing with the first payment due on the first of each month after closing. The note was to be paid in full on or before 24 months from the date of the note. Interest payments were due annually. The promissory note plus interest in the amount of $794,917 was repaid during the year ended December 31, 2022.

Founder Advances

During the year ended December 31, 2022, Mr. Huang and Mr. Xu advanced Airship AI $1,900,000 and were repaid $1,300,000, with $600,000 recorded as advances from founders as of December 31, 2022. In the year  ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI $1,350,000 and were repaid $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period. During 2024, Mr. Huang advanced Airship AI $900,000 and was repaid $900,000, with $1,750,000 recorded as advances from founders as of March 29, 2024. The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period.

Warrants to Purchase Common Stock

On May 8, 2023, Airship AI issued warrants to purchase 1,344,951 shares of common stock to each of Victor Huang and Derek Xu. The warrants were valued at $2,136,115 based on the exercise price of $1.77, the fair market stock price of $1.89, a five year term, a volatility of 39.4% and interest of 3.41%. The warrants were recorded as stock-based compensation expense and as additional paid in capital. All warrants are fully vested as they were issued for services performed.

Issuance of Bankruptcy Plan Shares

On December 13, 2023, BYTS formed a wholly-owned subsidiary in Nevada, BYTS NV Merger Sub, Inc. (“NV Merger Sub”), for the purpose of acquiring SILLC (E) Acquisition Corp., a Nevada corporation (“SILLC”), an entity subject to a bankruptcy proceeding that has no assets, no equity owners and no liabilities, except for claims of approximately 400 holders of allowed unsecured claims and a holder of allowed administrative expenses (collectively, the “Claim Holders”). On December 15, 2023, BYTS entered into an Agreement and Plan of Merger (the “SILLC Merger Agreement”) by and among BYTS, NV Merger Sub, SILLC, and the other parties thereto.

On December 21, 2023, immediately following the consummation of the Domestication and prior to the consummation of the Business Combination, and as contemplated by the SILLC Merger Agreement, NV Merger Sub merged (the “SILLC Merger”) with and into SILLC, with SILLC surviving the SILLC Merger as a wholly-owned subsidiary of BYTS. SILLC became the successor and “Post Confirmation Debtor” pursuant to the bankruptcy plan. As a result of the SILLC Merger, and in accordance with the bankruptcy plan, the Company issued an aggregate of 150,000 shares of Common Stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims, pursuant to Section 1145 of the U.S. Bankruptcy Code. The Sponsor forfeited an equal number of shares of Common Stock.

The issuance of the Plan Shares by the Company was exempt from the registration requirements of the Securities Act. The Plan Shares will not be subject to any lock-up or other transfer restriction.

Amended and Restated Registration Rights Agreement

On December 21, 2023, the Company entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with the Sponsor, Victor Huang and Derek Xu (collectively, the “Holders”), pursuant to which the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of Common Stock and Warrants that are held by the Holders from time to time. The Registration Rights Agreement amended and restated the registration rights agreement that was entered into by BYTS, the Sponsor and the other parties thereto in connection with BYTS’ initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the five year anniversary of the date of the Registration Rights Agreement or (b) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities (as defined therein).

Indemnification

The Company’s Charter and bylaws provide that the Company will indemnify its directors and officers to the fullest extent permitted by Delaware law. In addition, the Company has entered into indemnification agreements with its directors and executive officers.

Policies and Procedures for Related Persons Transactions

Pursuant to its Audit Committee charter, the Audit Committee will have the responsibility to review related party transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 (or, for so long as we remain a “smaller reporting company” the lesser of (i) $120,000 and (ii) 1% of our average total assets of the two completed fiscal years), and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or directors;

•	any person who is known by the post-combination company to be the beneficial owner of more than 5% of the Company voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of the Company’s voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of the Company’s voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2023, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal years ended December 31, 2023 and 2022. The following is the breakdown of aggregate fees paid for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Audit fees	$280,325	$174,410
Tax fees	-	-
All other fees	95,500	-

	$375,825	$174,410

-”Audit Fees” are fees paid for professional services for the audit and quarterly reviews of our financial statements.

- “Tax Fees” are fees primarily for tax compliance in connection with filing US income tax returns.

 “All other fees” related to the reviews of Registration Statements on Form S-1 and S-4.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

The Company’s financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1†

Merger Agreement, dated June 27, 2023, by and among BYTE Acquisition Corp., BYTE Merger Sub, Inc. and Airship AI Holdings, Inc. (incorporated by reference to Exhibit 2.1 to BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on June 27, 2023).

2.2

First Amendment to Merger Agreement, dated September 22, 2023, by and among BYTE Acquisition Corp., BYTE Merger Sub, Inc. and Airship AI Holdings, Inc. (incorporated by reference to Exhibit 2.1 to BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 26, 2023).

3.1	Certificate of Incorporation of BYTE Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).
3.2

Certificate of Amendment to Certificate of Incorporation of BYTE Acquisition Corp. (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).

3.3	Bylaws of Airship AI Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).
4.1

Specimen Common Stock Certificate of Airship AI Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-l (File No. 333-276932), filed with the SEC on February 7, 2024).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to BYTE Acquisition Corp.’s Registration Statement on Form S-l (File No. 333-253618), filed with the SEC on February 26, 2021).
4.3

Warrant Agreement, dated March 18, 2021, by and between BYTE Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 23, 2021).

4.4

Amended and Restated Common Stock Purchase Warrant issued February 2, 2024 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

4.5	Description of registrant’s securities.
10.1

Letter Agreement, dated March 18, 2021, by and among BYTE Acquisition Corp., its officers, its directors and Byte Holdings LP (incorporated by reference to Exhibit 10.1 of BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 23, 2021).

10.2

Parent Support Agreement, dated as of June 27, 2023, by and among BYTE Holdings LP, BYTE Acquisition Corp., and Airship AI Holdings, Inc. ((incorporated by reference to Exhibit 10.1 to BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on June 27, 2023).

10.3

Letter Amendment to Form of Bylaws, dated December 20, 2023, by and between BYTE Acquisition Corp. and Airship AI Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 27, 2023).

10.4

Amended and Restated Registration Rights Agreement, dated December 21, 2023 by and among Airship AI Holdings, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.5

Earnout Escrow Agreement, dated December 21, 2023 by and between Airship AI Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
10.7+	2023 Airship AI Holdings, Inc. Equity Incentive Plan (incorporated by reference to Annex C to BYTE Acquisition Corp.’s prospectus filed with the SEC on dated December 5, 2023.).
10.8

Lease, dated as of December 22, 2020, by and between JDL Digital Systems Inc. DBA Airship Industries, Inc. and Langtree Development Company, LLC (incorporated by reference to Exhibit 10.15 of BYTE Acquisition Corp.’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-274464), filed with the SEC on October 18, 2023).

10.9

Sublease Agreement, effective July 13, 2023, by and between Helion Energy, Inc. and JDL Systems, Inc. (incorporated by reference to Exhibit 10.16 of BYTE Acquisition Corp.’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-274464), filed with the SEC on October 18, 2023).

10.10

Senior Secured Convertible Promissory Note issued June 22, 2023 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.17 of BYTE Acquisition Corp.’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-274464), filed with the SEC on October 18, 2023).

74

10.11

Amended and Restated Senior Secured Convertible Promissory Note issued February 2, 2024 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.12

Amended and Restated Security Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.13

Amended and Restated Guaranty dated February 2, 2024 between Airship AI Holdings, Inc., Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.14

Amended and Restated Subordination Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
16.1	Letter from Marcum LLP, dated December 28, 2023 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
24.1	Power of Attorney (contained on the signature page to this registration statement).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (included in Exhibit 101).

*      Filed herewith

+        Indicates a management or compensatory plan.

†        Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Airship AI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Airship AI Holdings, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2021.

Santa Rosa, California

April 1, 2024

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,124,413	$298,614
Accounts receivable, net of provision for credit losses of $0	1,648,904	705,752
Prepaid expenses and other	913,030	16,039
Payroll and income tax receivable	7,230	967,613
Total current assets	5,693,577	1,988,018

PROPERTY AND EQUIPMENT, NET	1,861	16,740

OTHER ASSETS
Advances to founders	-	1,100,000
Other assets	182,333	-
Operating lease right of use asset	1,104,804	804,338

TOTAL ASSETS	$6,982,575	$3,909,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$2,908,472	$216,718
Advances from founders	1,750,000	600,000
Accrued expenses	200,531	120,662
Current portion of Small Business Loan	-	292,932
Senior Secured Convertible Promissory Notes	2,825,366	-
Current portion of operating lease liability	174,876	628,371
Deferred revenue- current portion	4,008,654	4,168,016
Total current liabilities	11,867,899	6,026,699

NON-CURRENT LIABILITIES:
Payable to founders	-	1,100,000
Small Business Loan- non-current	-	131,608
Operating lease liability, net of current portion	943,702	203,769
Warrant liability	667,985	-
Earnout liability	5,133,428	-
Deferred revenue- non-current	4,962,126	4,805,431
Total liabilities	23,575,140	12,267,507

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued
and outstanding as of December 31, 2023 and 2022	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 22,812,048 and
13,387,344 shares issued and outstanding as of December 31, 2023 and 2022	2,281	1,339
Additional paid in capital	-	1,964,669
Accumulated deficit	(16,582,038)	(10,314,313)
Accumulated other comprehensive loss	(12,808)	(10,106)
Total stockholders' deficit	(16,592,565)	(8,358,411)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,982,575	$3,909,096

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended December 31, 2023 and 2022

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
NET REVENUES:
Product	$7,439,045	$9,376,465
Post contract support	4,692,487	5,008,328
Other services	168,052	164,348
	12,299,584	14,549,141
COST OF NET REVENUES:
Product	4,767,159	4,554,340
Post contract support	1,681,267	1,494,583
Other services	86,841	79,205
	6,535,267	6,128,128
GROSS PROFIT	5,764,317	8,421,013
RESEARCH AND DEVELOPMENT EXPENSES	2,729,492	3,614,814
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,675,190	7,630,012
TOTAL OPERATING EXPENSES	12,404,682	11,244,826
OPERATING LOSS	(6,640,365)	(2,823,813)
OTHER INCOME (EXPENSE):
Gain from change in fair value of warrants	1,341,120	-
Gain from change in fair value of earnout liability	21,976,349	-
Loss from change in fair value of convertible debt	(240,784)	-
Interest income	-	42,565
Interest expense	(55,685)	(75,256)
Other expense	9,501)	-
Other income- PPP loan forgiveness	-	1,146,235
Other income- employee retention tax credit	-	1,232,776
Total other income, net	23,011,499	2,346,320

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	16,371,134	(477,493)

Provision for income taxes	-	(10,000)

NET INCOME (LOSS)	16,371,134	(487,493)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss, net	(2,702)	(10,106)

TOTAL COMPREHENSIVE INCOME (LOSS)	$16,368,432	$(497,599)

NET INCOME (LOSS) PER SHARE:
Basic	$1.20	$(0.04)
Diluted	$0.80	$(0.04)

Weighted average shares of common stock outstanding
Basic	13,671,376	13,387,344
Diluted	20,390,663	13,387,344

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2023 and 2022

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Loss	Deficit
Balance as of January 1, 2022 (1)	13,387,344	$1,339	$1,418,209	$(9,826,820)	$-	$(8,407,272)
Stock-based compensation	-	-	546,460	-	-	546,460
Foreign currency translation loss	-	-	-	-	(10,106)	(10,106)
Net loss	-	-	-	(487,493)	-	(487,493)
Balance as of December 31, 2022 (1)	13,387,344	1,339	1,964,669	(10,314,313)	(10,106)	(8,358,411)
Stock-based compensation- stock option grants	-	-	715,727	-	-	715,727
Stock-based compensation- warrants	-	-	2,136,115	-	-	2,136,115
Reverse recapitalization on December 21, 2023	9,424,704	942	(4,816,511)	(22,638,859)	-	(27,454,428)
Foreign currency translation loss	-	-	-	-	(2,702)	(2,702)
Net income	-	-	-	16,371,134	-	16,371,134
Balance as of December 31, 2023	22,812,048	$2,281	$-	$(16,582,038)	$(12,808)	$(16,592,565)

(1) The shares of the Company's common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.7581 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2023 and 2022

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,371,134	$(487,493)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	14,879	14,879
Stock-based compensation- stock option grants	715,727	546,460
Stock-based compensation- warrants	2,136,115	-
Gain on forgiveness of note payable - PPP	-	(1,146,235)
Amortization of operating lease right of use asset	596,556	517,232
Accelerated amortization of ROU asset - lease termination	265,130	-
Gain from lease liability termination	(344,093)	-
Gain from change in fair value of warrant liability	(1,341,120)	-
Gain from change in fair value of earnout liability	(21,976,349)	-
Loss from change in fair value of convertible note	240,784
Non cash interest, net	65,487	17,181
Changes in operating assets and liabilities:
Accounts receivable	(943,152)	125,601
Prepaid expenses and other	(2,329)	14,063
Other assets	(182,333)	-
Operating lease liability	(531,621)	(560,435)
Payroll and income tax receivable	960,383	(939,850)
Accounts payable - trade and accrued expenses	666,136	(88,784)
Deferred revenue	(2,667)	(915,278)
NET CASH USED IN OPERATING ACTIVITIES	(3,291,333)	(2,902,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	2,584,582	-
Advances from founders, net	1,150,000	600,000
Proceeds from reverse recapitalization	2,809,792	-
Proceeds from small business loan and line of credit	-	565,050
Proceeds from notes receivable - related parties	-	841,917
Repayment of small business loan and line of credit	(424,540)	(140,510)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,119,834	1,866,457

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,828,501	(1,036,202)

Effect from exchange rate on cash	(2,702)	(10,106)

CASH AND CASH EQUIVALENTS, beginning of year	298,614	1,344,922

CASH AND CASH EQUIVALENTS, end of year	$3,124,413	$298,614

Supplemental disclosures of cash flow information:
Interest paid	$21,438	$19,950
Taxes paid	$17,247	$-

Noncash investing and financing
Elimination of advances to founders in connection with
contribution of Zeppelin by shareholders	$1,100,000	$-
Elimination of payables to founders in connection with
contribution of Zeppelin by shareholders	$1,100,000	$-
Warrants issued in connection with debt	$15,418	$-
Recognition of right-of-use asset	$1,162,152	$1,321,570
Recognition of operating lease liability	$1,162,152	$1,392,575
Deferred rent write off	$-	$71,005
Noncash activity related to Merger
Recognition of warrant liability	$2,009,105	$-
Recognition of earnout liability	$27,109,777	$-
Recognition of prepaid assets	$894,662	$-
Recognition of accounts payable	$1,500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Airship AI Holdings, Inc.

Notes to Consolidated Financial Statements

1. Organization

On March 7, 2023, the Company changed its name to Airship AI Holdings, Inc. from Super Simple AI, Inc. Airship AI Holdings, Inc. (the “Company” or “Airship”) is a holding company that executes business through its wholly owned subsidiary, Airship AI, Inc. Prior to the formation of Super Simple AI, Inc. in 2022, the Company operated as Airship AI, Inc. (formerly known as JDL Digital Systems, Inc.) Super Simple AI, Inc. was formed in January 2022 through a share exchange with JDL Digital System. JDL Digital Systems, Inc. was incorporated under the laws of the State of Washington on June 30, 2003.

The Company has historically enabled government and commercial customers, through a combination of hardware, software, including artificial intelligence (“AI”) and service offerings to manage existing and emerging physical security challenges through a secure single-pane-of-glass Common Operational Picture (COP), connecting a wide range of sensors and edge Internet of Things (“IoT”) devices across disparate networks, environments, and geographic locations to a single consolidated location.

The Company employed forty seven employees as of December 31, 2023. The employees are headquartered in Redmond, WA and are supported by a growing team at our Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of December 31, 2023.

The Company’s products appeal to customers whose business operations are geographically diverse, providing essential goods and services, requiring physical security solutions that are tailored to their unique physical security requirements. Airship further appeals to customers who want to choose the right tool for the job (or tailor the tool to fit the job), rather than have to operate based on the tools that are commercially available to them.

The Company has historically promoted its goods and services through very select marketing and advertising channels, most of which are closed to the general public and or are limited in their focus to customers specifically looking for solutions in the physical security and video surveillance arena.

The Company’s initial software application is now further evolving into an enterprise grade solution addressing a broadened data management lifecycle, starting at the edge. Edge Cloud Computing is being increasingly viewed as a key enabler and technology necessity.

In 2020, the Company’s two main owners started a new business, Zeppelin Worldwide, Inc. and its subsidiary, Zeppelin Taiwan, Ltd. (together “Zeppelin”). Zeppelin’s focus is on the development of cloud-based products. Zeppelin was considered a variable interest entity (VIE) and was consolidated with the Company. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company and Zeppelin became a wholly-owned subsidiary. The transaction had no impact on the consolidated financial statements, other than $1.1 million Advance to Founders and the $1.1 million Payable to Founders are now eliminated.

Merger with BYTE Acquisition Corp. (“BYTE”)

On December 21, 2023, the Company completed the merger (the “Merger”) contemplated by the Merger Agreement, dated as of June 27, 2023 (as amended on September 22, 2023 and as may be further amended and/or restated from time to time, the “Merger Agreement”) by and among BYTS, BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

Effective December 21, 2023, following the filing of Articles of Merger with the Secretary of State of the State of Washington, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the Merger, Airship AI changed its name to “Airship AI, Inc.” See Note 13 —Reverse Recapitalization for additional information.

Liquidity

The Company has incurred losses from operations the past few years and had an accumulated deficit of $16,582,038 as of December 31, 2023. The Company also has at December 31, 2023 a working capital deficit of approximately $6,174,000. The net working capital deficit includes a couple of items that are expected to require limited cash outlays in the future including the current deferred revenue totaling $4,009,000 and convertible debt totaling $2,825,000, which we expect to be converted to equity. The Company has primarily funded its operations with proceeds from debt borrowings, advances from founders, and proceeds from the Merger.

The Company has recently received purchase orders from various government agency customers totaling over $13 million from which we expect to start receiving cash in the first quarter of 2024.

Mr. Huang has committed to providing $2.5 million in additional temporary funding if it is necessary.

Based on the Company’s actions undertaken during 2023 and 2024 to close customer deals, manage operating expenses and opportunities to raise additional capital after the Merger, Management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements.

The Company’s assessment of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement and involves risks and uncertainties. The Company’s actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

For periods prior to the Merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. See Note 13—Reverse Recapitalization for additional information.

Functional Currency

The Company’s consolidated functional currency is the U.S. Dollar. The operations of Zeppelin use the Taiwan Dollar as its functional currency. At each period end, Zeppelin’s balance sheet is translated into U.S. Dollars based upon the period end exchange rate, while their statements of operations and comprehensive loss and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

Consolidation of Variable Interest Entities

A VIE is a legal entity that has either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest. The Company’s variable interest arises from contractual, ownership or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets.

A VIE is consolidated by its primary beneficiary, the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The Company consolidates a VIE when it is deemed to be the primary beneficiary. The Company assesses whether or not it is the primary beneficiary of a VIE on an ongoing basis. As of and for the year ended December 31, 2022 the Company was considered to be the primary beneficiary of Zeppelin. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company and Zeppelin became a wholly owned subsidiary.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

Revenue Recognition and Deferred Revenue

The Company primarily generates revenue from sales of systems and products and the related post contract support to customers. The Company’s primary systems and products include Outpost AI, Acropolis and Airship Command. To date, the majority of the Company’s product revenue that has been recognized consists primarily of a bundled offering of hardware and software which delivers on premise solutions to its customers. Separate limited software subscription services have been delivered to customers including those customers that are able to operate in a cloud based environment. The transaction price recognized as revenue represents the amount the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. Payment is typically due within 30 to 90 calendar days of the invoice date.

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Product Revenue

Product revenue is derived primarily from sales of the Company’s system offerings, Outpost AI, Acropolis and Airship Command. The Company recognizes product revenue at a point in time when title transfers, when the products are shipped, or when control of the system is transferred to the customer, which usually is upon delivery of the system and when contractual performance obligations have been satisfied.

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the twelve months ended December 31, 2023 and 2022, the Company recognized revenue of $196,739 and $80,929, respectively, related to one-year support contracts. For the years ended December 31, 2023 and 2022, the Company recognized revenue of $4,495,748 and $4,912,258, respectively, related to multi-year support contracts.

Other Services

The Company earns other service revenues from installation services, training and licensing which are short-term in nature and revenue for these services are recognized at the time of performance when the service is provided.

Contracts with Multiple Performance Obligations

The Company’s contracts with customers often contain multiple performance obligations that can include three separate obligations: (i) a hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale; (ii) the right to the Company’s downloadable free application and software solutions, and (iii) the right for the customer to receive post contract support (“PCS”) after the initial sale. The Company’s products and PCS offerings have significant standalone functionalities and capabilities. Accordingly, the products are distinct from the Company’s PCS services as customers can benefit from the products without the PCS services and such PCS services are separately identifiable within the contracts. The Company accounts for multiple agreements with a single customer as a single contract if the contractual terms and/or substance of those agreements indicate that they may be so closely related that they are, in effect, parts of a single contract. The amount of consideration the Company expects to receive in exchange for delivering on the contract is allocated to each performance obligation based on its relative standalone selling price.

The Company establishes the standalone selling price using the prices charged for a deliverable when sold separately. If the standalone selling price is not observable through past transactions, the Company estimates the standalone selling price based on its pricing model and offering type (products or PCS services).

The Company has elected the practical expedient to not assess whether a contract has a significant financing component as the Company’s standard payment terms are less than one year.

The Company sells its products primarily through a direct sales force. The Company considers revenue to be earned when all of the following criteria are met:

•	The Company has a contract with a customer that creates enforceable rights and obligations,

•	Promised performance obligations are identified,

•	The transaction price, or the amount the Company expects to receive, is determinable and

•	The Company has satisfied the performance obligations to the customer.

Transfer of control is evidenced upon passage of title and risk of loss to the customer unless the Company is required to provide additional services.

The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. The Company’s short-term and long-term deferred revenue balances totaled $4,168,016 and $4,805,431 as of December 31, 2022. Of the deferred revenue balance of $8,973,447 and $9,888,275 as of January 1, 2023 and 2022, the Company recognized approximately $4,168,016 and $4,593,794 during the years ended December 31, 2023 and 2022.

Accounts Receivable and Provision for Credit Losses

The Company generally sells its products to large governmental entities and large corporations in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing.

The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments — Credit Losses (codified as Accounting Standards Codification (“ASC”) 326) on January 1, 2023. ASC 326 adds to U.S. GAAP the current expected credit loss (“CECL”) model, a measurement model based on expected losses rather than incurred losses. Prior to the adoption of ASC 326, the Company evaluated receivables regularly and adjusted the allowance for doubtful accounts accordingly. The Company determined estimates of uncollectible accounts receivable based primarily on actual historical bad debt and sales return trends, customers financial condition and general economic conditions. Under the application of ASC 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of December 31, 2023 and 2022, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of January 1, 2022, December 31, 2022 and December 31 2023 were $831,353, 705,752 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion. For the year ended December 31, 2023, three customers represented 34%, 21% and 12% of total revenue from 58 customers, although such a high level of 50% customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the year ended December 31, 2023 was due to the lag-time in delivering on a large order received in late 2022 from one division of a customer which was not fulfilled until 2023. As of December 31, 2023, three customers represent approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is minimal.

For the year ended December 31, 2022, two customers represented 28% and 17% of total revenue from 45 customers, which is more representative of our typical customer concentration. As of December 31, 2022, four customers represent approximately 42%, 19%, 14% and 10% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of December 31, 2023 and 2022, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Property and Equipment

Property and Equipment consists of vehicles, which are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method over the estimated useful lives or lease period of the relevant asset. Computer equipment is expensed to research and development or selling, general and administrative expense and any furniture and computer equipment is either fully depreciated or immaterial to the consolidated financial statements.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the years ended December 31, 2023 and 2022.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred expenses of $2,729,492 and $3,614,814 for the years ended December 31, 2023 and 2022, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of December 31, 2023 and 2022.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended December 31, 2023 and 2022 were $94,272 and $69,975, respectively.

Shipping and Handling of Products

Amounts billed to customers for shipping and handling of products are included in net revenues. Costs incurred related to shipping and handling of products are included in cost of revenues.

Fair Value Measurements

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy, which requires classification based on observable and unobservable inputs when measuring fair value. The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 —	Quoted prices in active markets for identical assets and liabilities;
Level 2 —	Inputs other than level one inputs that are either directly or indirectly observable; and
Level 3 —	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2023 and 2022 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Note, earnout liability, Private Warrants and the warrants that were issued with this Note at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The method of determining the fair value of the Senior Secured Convertible Promissory Note and warrants are described below.

The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net- cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Accounting for Senior Secured Convertible Promissory Notes at Fair Value

The Company has elected the fair value option to account for the Senior Secured Convertible Note that was issued on June 22, 2023 and the convertible notes that were issued in October and November 2023 and record them at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. As of December 31, 2023, the Company has used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. For the twelve months ended December 31, 2023, the Company recognized an unrealized loss of $240,784 for the change in fair value of the notes and is included in the Consolidated Statements of Operations and Comprehensive Loss. The Company believes accounting for the convertible notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

Derivative Liabilities and Earnout Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants and  earnout shares to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company classifies as liabilities any contracts that (i) require net-cash settlement (including a requirement to net- cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

At Closing, the Company assumed 515,000 private placement warrants (“Private Warrants”) and 16,184,612 Public Warrants (together the “BYTE Warrants”).

Upon consummation of the Merger, the Company evaluated the BYTE Warrants and concluded that they did not meet the criteria to be classified within the stockholders’ deficit. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price. Since the Public and Private Warrants meet the definition of a derivative, the Company recorded the Public and Private Warrants as liabilities on the consolidated balance sheet at fair value upon the Closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date.

At Closing, the Airship AI security holders that hold shares of common stock of Airship AI (“Airship Common Stock”), Airship Options, Airship Earnout Warrants or Airship SARs (the “Airship Earnout Holders”) have the contingent right to receive up to 5.0 million additional shares of Airship Pubco Common Stock (the “Earnout Shares”), subject to certain contingencies.  These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with stockholders with vested equity at the closing of the Merger that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with stockholders with unvested equity at the closing of the Merger that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones.

The earnout shares associated with vested shares are recognized as derivative liabilities in accordance with ASC 815-40, as the events that determine the number of Earnout Shares required to be released or issued, as the case may be, include events that were not solely indexed to the fair value of common stock of the Company. The Earnout Shares were measured at Closing and subsequently measured at each reporting date until settled or when they met the criteria for equity classification. Accordingly, the Company recognizes the earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The Earnout shares were valued using a Monte Carlo analysis.

At closing, the unvested earnout shares were considered to be equity instruments and valued at approximately $2,675,000. This amount will be recognized as stock-based compensation going forward over the five-year vesting period.

Derivative warrant and earnout shares liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities.

Stock-Based Compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, stock appreciation rights, incentive stock options, nonqualified stock options, unvested earnout shares and warrants to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date and the fair value of the award is recognized as an expense, over the requisite service period which is generally the vesting period.

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The Company’s ability to realize deferred tax assets depends upon future taxable income, as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized prior to expiration. The Company considers historical and future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years, and ongoing tax planning strategies in assessing the need for valuation.

Advances due to Founders and Advances due from Founders

The Company accounts for advances made to founders as a contra equity balance unless payment has been received subsequent to period end or such amounts can be offset with amounts due to the Founders. As of December 31, 2022 the Company has $1,100,000 of advances due from the Founders and advances due to the Founders. The transactions were entered into separately by Airship and Zeppelin and thus are reported separately on the accompanying consolidated balance sheets. In February 2023, these balances were eliminated in a transaction involving the shareholders. See Notes 3 and 10.

During the year ended December 31, 2022, Mr. Huang and Mr. Xu advanced Airship AI $1,900,000 and were repaid $1,300,000, with $600,000 recorded as advances from founders as of December 31, 2022. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI $1,350,000 and were repaid $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023.The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period. During 2024, Mr. Huang advanced Airship AI $900,000 and was repaid $900,000, with $1,750,000 recorded as advances from founders as of March 29, 2024. The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive loss of $2,702 and $10,106 related foreign exchange translation for the year ended December 31, 2023 and 2022, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the calculation of revenue recognition, stock-based compensation, valuation of common stock, valuation of Senior Secured Convertible Notes, warrant liability, earnout share liabilities, accruals for potential liabilities including income taxes, valuation of deferred tax assets and valuation assumptions related to share-based compensation.

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the year divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants, convertible notes payable and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the year ended December 31, 2022 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive.

Reportable Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Management monitors the revenue and expense components of the various products and services the Company offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations and Comprehensive Loss to the consolidated financial statements.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which clarifies and improves disclosure or presentation requirements of a variety of Codification Topics. ASU 2023-06 aligns disclosure and presentation requirements under US Generally Accepted Accounting Principles (“US GAAP”) with the Securities and Exchange Commission’s (the “SEC”) regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. For all other entities, the amendments will be effective two years after the date of such removal. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which improves segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within reported measures of segment profit or loss. ASU 2023-07 also requires disclosure of the title and position of the CODM, how the CODM assesses segment performance, and additional detail around other segment items. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which addresses investor requests for more transparency around income tax information. ASU 2023-09 requires additional information within the disclosures related to income tax rate reconciliations and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Future adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

All other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Advances due to and from Founders and Transactions with Zeppelin Worldwide LLC

In 2020, Victor Huang and Derek Xu, the Founders, officers and directors of the Company, borrowed $3,000,000 (“shareholder advances”) from Airship. As of December 31, 2022 the Company was owed $1,100,000 by the Founders. Due to the lack of certainty over the payment of interest, the Company will record when received. Due to the uncertainty of the timing of payment, the advances will be treated as a long-term asset. The shareholders advances bear interest at 5% and during the year ended December 31, 2023 and 2022 no interest was paid. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company and the $1,100,000 and related interest owed by the Founders to the Company was eliminated.

As of December 31, 2022, Zeppelin had received from the Company $1,095,000 in cash advances to fund operations which commenced in 2021. These advances between the companies are eliminated in the consolidated balance sheet. As of December 31, 2022 Zeppelin owes the Founders $1,100,000 for funds they have provided for the commencement of operations in 2021. The balance was not expected to be paid in the next year and was treated as long-term liabilities. On February 28, 2023, in connection with the transfer of the Zeppelin ownership from the shareholders to the Company, the $1,100,000 Payable to the founders was eliminated.

As of December 31, 2022, Zeppelin had approximately $73,000 in assets which is primarily cash, and accrued liabilities of approximately $60,000. As of December 31, 2022, Zeppelin's liability to the Company and shareholders for advances totals $2,254,000. Zeppelin advances from the Company at December 31, 2022 totaling approximately $1,150,000 are eliminated in consolidation. As of December 31, 2022 the Zeppelin stockholder’s deficit totaled approximately $2,181,000.

During the year ended December 31, 2022, Mr. Huang and Mr. Xu advanced Airship AI $1,900,000 and were repaid $1,300,000, with $600,000 recorded as advances from founders as of December 31, 2022. In the year  ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI $1,350,000 and were repaid $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period.

During 2024, Mr. Huang advanced Airship AI $900,000 and was repaid $900,000, with $1,750,000 recorded as advances from founders as of March 29, 2024. The advances are non-interest bearing and Airship AI expects to pay the balance off within a one year period.

Mr. Huang and Mr. Xu originally owned all the Zeppelin membership units. When Zeppelin started, their intent was exploring the technology in-development and determine value for external customers by providing cloud based back-end products. After a period of time for Zeppelin’s development it became apparent these efforts would be of value and accretive to the Company. In 2022, the Company began utilizing Zeppelin’s research and development personnel to develop the Company’s products. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company.

4. Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 was comprised of the following:

	Estimated
	Useful Lives	December 31, 2023	December 31, 2022
Vehicles	5 years	$74,398	$199,502
Less: accumulated depreciation		(72,537)	(182,762)
		$1,861	$16,740

Total depreciation expense was $14,879 for the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company retired fully depreciated assets with a cost basis of $125,104. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

5. Revenues

Disaggregation of Revenue

The Company’s net revenues for the years ended December 31, 2023 and 2022 consisted of approximately $7.4 million and $9.4 million of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue of approximately $4.9 million and $5.2 million relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of December 31, 2023 and 2022, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. The Company’s short-term and long-term deferred revenue balances totaled $4,168,016 and $4,805,431 as of December 31, 2022. Of the deferred revenue balance of $8,973,447 and $9,888,275 as of January 1, 2023 and 2022, the Company recognized approximately $4,168,016 and $4,593,794 during the years ended December 31, 2023 and 2022.

Remaining Performance Obligations

As of December 31, 2023, the Company had approximately $9.0 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 45% of its remaining performance obligations as revenue in fiscal 2024 and the remaining 55% in fiscal 2025 and years thereafter.

Costs to Obtain or Fulfill a Contract

The Company does not pay any material variable compensation to obtain a customer contract. Additionally, the majority of the Company’s cost of fulfillment as a seller of products is classified as inventory and then cost of revenue when the product is sold. Other costs of contract fulfillment such as software maintenance are expensed in the period incurred and align with when the revenue is amortized.

6. Notes Payable, Line of Credit and Convertible Notes Payable

On January 25, 2021, the Company received $1,131,878 under the Paycheck Protection Program of the U.S. Small Business Administration’s (SBA) 7(a) Loan Program pursuant to the Coronavirus, Aid, Relief and Economic Security Act (CARES Act), Pub. Law 116-136, 134 Stat. 281 (2020). The Note Payable bears interest at 1% and is due January 23, 2026. The Company accrued interest of $9,845 as of December 31, 2021. The Company has used the funds in accordance with the legal requirements and has applied for forgiveness. No payments are due unless the Company receives notification that their application for forgiveness is not approved at which time monthly payments through January 2026 would be required to repay the balance. In May 2022, the entire unpaid balance was forgiven and approximately $1,146,000 recognized as other income.

On July 8, 2022, the Company entered into a Business Loan with Funding Circle of Denver, Colorado for $500,000. The Company received $480,050. The $500,000 plus interest at 6.99% is being repaid at $22,384 per month over twenty-four months. The Business Loan is secured by the assets of the Company and is guaranteed by the founders. The balance as of December 31, 2023 and 2022 was $0 and $424,540, respectively. As of December 31 2022, $292,932 was due in 2023 and $131,608 in 2024. The Company recorded interest expense of $5,064 and $0 during the year ended December 31, 2023 and 2022. On June 21, 2023, the Company paid the remaining balance of $256,541 to pay off the Loan.

The Company had an $85,000 revolving line of credit agreement with no stated expiration date. The Company owed $0 as of December 31, 2023 and 2022. The line of credit totaling $85,300 was paid off on June 20, 2023 and was terminated.

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partner, Inc. As a condition of funding, the Company paid off three small notes and accounts payable totaling $374,000. At the option of the holder, the note is convertible into cash, common stock or a combination of cash and stock. The conversion into the Company’s common stock was $6.50 per share as of December 31, 2023. The repayment amount of the note is 110% ($2,200,000) and matures on June 22, 2024. The number of common shares issuable equals 452,240 if fully converted into common stock, including accrued interest. Interest on the note is 6% per annum calculated on 360 days.

If, at any time while the note is outstanding, the effective time of the merger between BYTE and the Company pursuant to the Merger Agreement dated on June 22, 2023 occurs, then, any subsequent conversion of the note, the holder has the right to receive, for each conversion share that would had been issuable upon conversion immediately prior to the BYTE merger, at the option of the holder, the same kind of securities, cash or property as it would have been entitled to receive on the occurrence of the BYTE merger if it had been, immediately prior to the BYTE merger, the holder of one share of common stock (“BYTE alternate consideration”). The BYTE alternate consideration conversion price for purposes of any conversion following the BYTE merger, the conversion price is the lower of (A) $6.50 for each unit and (B) 65% of the volume weighted average price for the BYTE alternate consideration for the preceding five trading days immediately prior to any conversion by the holder, but (C) in no event will the conversion price be below $4.00, subject to anti-dilution provisions. The note was amended and restated on February 2, 2024. See Note 18 – Subsequent Events.

On October 3, 2023, the Company issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes are convertible into cash, common stock or a combination of cash and stock. The Conversion Price shall be the lower of (A) $6.50 for each unit or share of BYTE Alternate Consideration, subject to appropriate adjustment and (B) 65% of the VWAP for the BYTE Alternate consideration for the preceding five (5) Trading Days immediately prior to any conversion by the Holder, but (C) in no event shall the Conversion Price be below $4.00, subject to appropriate adjustment. The repayment amount of the notes is 110% ($660,000) and mature on September 30, 2024. Interest on the notes is 6% per annum calculated on 360 days.

The Company accounts for the notes under the fair value method of accounting and as of December 31, 2023 the notes are recorded at $2,825,366. During the year ended December 31, 2023, the Company recorded an increase in the fair value of the convertible note payable totaling $240,784 which was recorded as loss from change in fair value of convertible debt on the statement of operations and comprehensive loss. In connection with the convertible notes transaction, the Company issued warrants to purchase 53,800 shares of common stock with an exercise price of $6.50 upon the conclusion of the BYTE merger. The value of the warrants totaled $15,418 and reduced the fair value of the convertible promissory notes. See Note 16 – Fair Value Measurements for more information.

7. Stockholders’ Deficit

Authorized and Outstanding Stock

We are a Delaware company and our affairs are governed by our certificate of incorporation, our bylaws and the Delaware General Corporation Law, which we refer to as the “DGCL” or “Delaware Law” below, and the common law of the State of Delaware. The Charter authorizes the issuance of 205,000,000 shares, consisting of 200,000,000 shares of Common Stock and 5,000,000 shares of preferred stock, par value $0.0001 per share (“Preferred Stock”).

Common Stock

As of December 31, 2023, there were 22,812,048 shares of Common Stock outstanding.

Voting rights.    Each holder of Common Stock is entitled to one vote for each share of Common Stock held of record by such holder on all matters on which stockholders generally are entitled to vote. The holders of Common Stock do not have cumulative voting rights in the election of directors. Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all stockholders present in person or represented by proxy, voting together as a single class.

Dividend Rights.    Subject to preferences that may be applicable to any outstanding Preferred Stock, the holders of shares of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available for such purposes.

Liquidation Rights.    In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of Preferred Stock or any class or series of stock having a preference over the Common Stock, then outstanding, if any.

Other rights.    The holders of Common Stock have no pre-emptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions applicable to the Common Stock. The rights, preferences and privileges of holders of the Common Stock will be subject to those of the holders of any shares of the Preferred Stock that the Company may issue in the future.

Preferred Stock

There are no shares of Preferred Stock issued or outstanding. The Charter authorizes the Board to establish one or more series of Preferred Stock. Unless required by law or any stock exchange, the authorized shares of Preferred Stock will be available for issuance without further action by the holders of Common Stock. The Board has the discretion to determine the powers, preferences and relative, participating, optional and other special rights, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of Preferred Stock. The issuance of Preferred Stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. Additionally, the issuance of Preferred Stock may adversely affect the holders of Common Stock by restricting dividends on the Common Stock, diluting the voting power of the Common Stock or subordinating the liquidation rights of the Common Stock. As a result of these or other factors, the issuance of Preferred Stock could have an adverse impact on the market price of the Common Stock, restricting dividends on the Company’s capital stock, diluting the voting power of Common Stock, impairing the liquidation rights of the Company’s capital stock, or delaying or preventing a change in control of the Company. At present, there are no plans to issue any Preferred Stock.

2022 Combined Incentive and Non-Qualified Stock Option Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Combined Incentive and Non-Qualified Stock Option Plan (the “2022 Plan”) to issue options to acquire a maximum of 3,000,000 common stock shares. Effective upon the Closing, the 2022 Plan will no longer be available for use for the grant of future awards. The 2022 Plan will continue to govern the terms of awards that have been granted under the 2022 Plan before, and that are still outstanding following, the Merger.

The 2022 Plan provides for the grant of stock options, including options that are intended to qualify as “incentive stock options” under Section 422 of the Code, as well as non-qualified stock options. Each award is set forth in a separate agreement with the person who received the award which indicates the type, terms and conditions of the award.

Certain Transactions

If as a result of any reorganization, recapitalization, stock dividend, stock split, reverse stock split or other similar change in our capital stock, the outstanding shares of common stock are increased or decreased or are exchanged for a different number or kind of shares or other securities of the Company without the receipt of consideration by the Company, or, if, as a result of any merger or consolidation, or sale of all or substantially all of the assets of the Company, the outstanding shares are converted into or exchanged for other securities of the Company. or any successor entity, the administrator shall make an appropriate and proportionate adjustment in (i) the maximum number of shares reserved for issuance under the 2022 Plan, (ii) the number and kind of shares or other securities subject to any then outstanding awards under the 2022 Plan, (iii) the repurchase price, if any, per share subject to each outstanding award, and (iv) the exercise price for each share subject to any then outstanding options under the 2022 Plan.

Amendment and Termination

Our board of directors may terminate or amend the 2022 Plan at any time, but no such action shall adversely affect rights under any outstanding award without the holder’s consent. However, we must generally obtain stockholder approval for any such amendments to the extent required by applicable law. The administrator may exercise its discretion to reduce the exercise price of outstanding stock options to the then current fair market value if the fair market value of the common stock covered by such option has declined since the date the option was granted, without the approval of the Company’s stockholders.

Upon consummation of the Merger, each outstanding option under the 2022 Plan that was outstanding as of immediately prior to the Effective Time converted into (i) an option (each, a “Converted Stock Option”), on substantially the same terms and conditions as are in effect with respect to such award immediately prior to the Effective Time, to purchase the number of shares of Common Stock, determined by multiplying the number of shares of common stock subject to such award as of immediately prior to the Effective Time by the Conversion Ratio, at an exercise price per share of Common Stock equal to (A) the exercise price per share of common stock of such award divided by (B) the Conversion Ratio, and (ii) the right to receive a number of Earnout Shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SAR”) after the Merger closed.

As of December 31, 2023, after adjusting for the Merger, there were one 1,758,100 SARs outstanding with a base value of $0.12 and January 2028 expiration. The SARs were fully vested and expensed at the grant date on January 16, 2018.

Payment of Appreciation Amount

The appreciation distribution in respect to a SAR may be paid in cash, in common stock of the Company, in any combination of the two or in any other form of consideration, as determined by the Board and contained in the stock appreciation rights agreement evidencing such SAR.

Amendment and Termination

Our board of directors may terminate or amend the SAR Plan at any time, but no such action shall adversely affect rights under any outstanding award without the holder’s consent.

Upon consummation of the Merger, each SAR granted under the SAR Plan that was outstanding immediately prior to the Effective Time converted into a stock appreciation right denominated in shares of Common Stock (each, a “Converted SAR”). Each Converted SAR will continue to have and be subject to substantially the same terms and conditions as were applicable to such SAR immediately prior to the Effective Time, except that (i) each Converted SAR will cover that number of shares of Common Stock equal to (A) the product of (1) the number of shares of common stock subject to such SAR immediately prior to the Effective Time and (2) the Conversion Ratio and (B) a number of Earnout Shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement, and (ii) the per share base value for each share of Common Stock covered by the Converted SAR will be equal to the quotient obtained by dividing (A) the base value per share of common stock of such SAR immediately prior to the Effective Time by (B) the Conversion Ratio.

2023 Equity Incentive Plan

The Company has adopted the Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting. This section summarizes certain principal features of the Equity Incentive Plan.

The Equity Incentive Plan is a comprehensive incentive compensation plan under which the Company can grant equity-based and other incentive awards to its officers, employees, directors, consultants and advisers. The purpose of the Equity Incentive Plan is to help the Company attract, motivate and retain such persons with awards under the Equity Incentive Plan and thereby enhance shareholder value.

Administration. The Equity Incentive Plan is administered by the Board, and upon consummation of the Merger will be administered by the compensation committee of the Board, which shall consist of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the Equity Incentive Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the Equity Incentive Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the Equity Incentive Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the Equity Incentive Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

Grant of Awards; Shares Available for Awards. The Equity Incentive Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock initially reserved and available for grant and issuance under the Equity Incentive Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on (and including) January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. No more than 4,000,000 shares of Common Stock in the aggregate may be issued under the Equity Incentive Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the Equity Incentive Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the Equity Incentive Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Equity Incentive Plan, other than any shares tendered or withheld in order to exercise or satisfy withholding obligation in respect of any award. The Equity Incentive Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board.

Following the Closing, it is expected that all of our employees, consultants, advisors and service providers and all of our non-executive officer directors will be eligible to participate in the Equity Incentive Plan. Future new hires and additional non-employee directors and/or consultants would be eligible to participate in the Equity Incentive Plan as well. The number of stock options and/or shares of restricted stock to be granted to executives and directors cannot be determined at this time as the grant of stock options and/or shares of restricted stock is dependent upon various factors such as hiring requirements and job performance.

Non-Employee Director Compensation Limit. The Equity Incentive Plan provides for a limit on non-employee director compensation. The maximum number of shares of stock that may be subject to an award granted under the Equity Incentive Plan during any single fiscal year to any non-employee director, when taken together with any cash fees paid to such non-employee director during such year in respect of his or her service as a non-employee director (including service as a member or chair of any committee of the board), shall not exceed $250,000 in total value (calculating the value of any such award based on the fair market value on the date of grant of such award for financial reporting purposes).

Stock Options. The Equity Incentive Plan provides for the grant of either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under Section 422 of the Code, or “nonqualified stock options” (“NQSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine, which shall be specified in the option agreement; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our company or a parent or subsidiary of our company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed $100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. The compensation committee shall set forth in the applicable SAR award agreement the terms and conditions of the SAR, including the base value for the SAR (which shall not be less than the fair market value of a share on the date of grant), the number of shares subject to the SAR and the period during which the SAR may be exercised and any other special rules and/or requirements which the compensation committee imposes on the SAR. No SAR shall be exercisable after the expiration of ten (10) years from the date of grant. SARs may be granted in tandem with, or independently of, stock options granted under the Equity Incentive Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values. The compensation committee shall set forth in the applicable award agreement the performance goals and objectives and the period of time to which such goals and objectives shall apply. If such goals and objectives are achieved, such distribution of shares, or payment in cash, as the case may be, shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the company’s fiscal year to which such performance goals and objectives relate, unless otherwise structured to comply with Code Section 409A.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award (but not an option or SAR award) under the Equity Incentive Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award. The compensation committee shall set forth in the applicable distribution equivalent rights award agreement the terms and conditions, if any, including whether the holder is to receive credits currently in cash, is to have such credits reinvested (at fair market value determined as of the date of reinvestment) in additional shares of common stock, or is to be entitled to choose among such alternatives.

Restricted Stock Awards. A restricted stock award is a grant or sale of common stock to the holder, subject to such restrictions on transferability, risk of forfeiture and other restrictions, if any, as the compensation committee or the board of directors may impose, which restrictions may lapse separately or in combination at such times, under such circumstances (including based on achievement of performance goals and/or future service requirements), in such instalments or otherwise, as the compensation committee or the board of directors may determine at the date of grant or purchase or thereafter. If provided for under the restricted stock award agreement, a participant who is granted or has purchased restricted stock shall have all of the rights of a shareholder, including the right to vote the restricted stock and the right to receive dividends thereon (subject to any mandatory reinvestment or other requirement imposed by the compensation committee or the board of directors or in the award agreement). During the restricted period applicable to the restricted stock, subject to certain exceptions, the restricted stock may not be sold, transferred, pledged, exchanged, hypothecated, or otherwise disposed of by the participant.

Restricted Stock Unit Awards. A restricted stock unit award provides for a grant of shares or a cash payment to be made to the holder upon the satisfaction of predetermined individual service-related vesting requirements, based on the number of units awarded to the holder. The compensation committee shall set forth in the applicable restricted stock unit award agreement the individual service-based vesting requirements which the holder would be required to satisfy before the holder would become entitled to payment and the number of units awarded to the holder. The holder of a restricted stock unit shall be entitled to receive a cash payment equal to the fair market value of a share of common stock, or one share of common stock, as determined in the sole discretion of the compensation committee and as set forth in the restricted stock unit award agreement, for each restricted stock unit subject to such restricted stock unit award, if and to the extent the holder satisfies the applicable vesting requirements. Such payment or distribution shall be made no later than by the fifteenth (15th) day of the third (3rd) calendar month next following the end of the calendar year in which the restricted stock unit first becomes vested, unless otherwise structured to comply with Code Section 409A. A restricted stock unit shall not constitute an equity interest in the company and shall not entitle the holder to voting rights, dividends or any other rights associated with ownership of shares prior to the time the holder shall receive a distribution of shares.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of common stock to the employees, non-employee directors or non-employee consultants that are not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to the company or an affiliate or for other valid consideration.

Adjustment to Shares. Subject to any required action by shareholders of the company, the number of shares of common stock covered by each outstanding award shall be proportionately adjusted for any increase or decrease in the number of issued shares resulting from a subdivision or consolidation of shares, including, but not limited to, a stock split, reverse stock split, recapitalization, continuation or reclassification, or the payment of a stock dividend (but only on the stock) or any other increase or decrease in the number of such shares effected without receipt of consideration by the company.

Change-in-Control Provisions. The compensation committee may, in its sole discretion, at the time an award is granted or at any time prior to, coincident with or after the time of a change in control, cause any award either (i) to be cancelled in consideration of a payment in cash or other consideration in amount per share equal to the excess, if any, of the price or implied price per share of common stock in the change in control over the per share exercise, base or purchase price of such award, which may be paid immediately or over the vesting schedule of the award; (ii) to be assumed, or new rights substituted therefore, by the surviving corporation or a parent or subsidiary of such surviving corporation following such change in control; (iii) accelerate any time periods, or waive any other conditions, relating to the vesting, exercise, payment or distribution of an award so that any award to a holder whose employment has been terminated as a result of a change in control may be vested, exercised, paid or distributed in full on or before a date fixed by the compensation committee; (iv) to be purchased from a holder whose employment has been terminated as a result of a change of control, upon the holder’s request, for an amount of cash equal to the amount that could have been obtained upon the exercise, payment or distribution of such rights had such award been currently exercisable or payable; or (v) terminate any then outstanding award or make any other adjustment to the awards then outstanding as the compensation committee deems necessary or appropriate to reflect such transaction or change. The number of shares subject to any award shall be rounded to the nearest whole number.

Transferability. No award may be assigned, transferred, sold, exchanged, encumbered, pledged or otherwise hypothecated or disposed of by a holder except by will or by the laws of descent and distribution, or by gift to any immediate family member of the holder, subject to compliance with applicable laws.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the Equity Incentive Plan, and amend, suspend or terminate the Equity Incentive Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the Equity Incentive Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. In addition, no amendment that results (directly or indirectly ) in the reduction of the exercise price of an option or SAR or that otherwise requires shareholder approval under applicable law will be made without shareholder approval.

Determining Fair Value under ASC 718

The Company records stock-based compensation expense associated with stock options, SAR’s and other equity-based compensation using the Black-Scholes-Merton option valuation model for estimating fair value of stock options granted under the plan. The Company amortizes the fair value of stock options on a ratable basis over the requisite service periods, which are generally the vesting periods. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company estimates the volatility of its common stock based on the historical volatility of publicly traded peer companies over the most recent period corresponding with the estimated expected life of the award. The Company bases the risk-free interest rate used in the Black Scholes-Merton option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. The Company has not paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes-Merton valuation model and adjusts stock-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed. The Company recorded stock-based compensation of $715,727 and $546,460 for the years ended December 31, 2023 and 2022, respectively.

Stock Incentive Plans Activity (Excluding SAR)

As of December 31, 2023, there are 4,664,589 options outstanding under various stock option plans to acquire common stock at an average exercise price of $0.55 per share. As of December 31, 2023, there is $635,351 of total unrecognized stock-based compensation related to employee granted stock options that are not vested.

During the year ended December 31, 2023, the Company issued stock option grants to employees for 502,522 shares at an average exercise price of $1.67 per share. During the year ended December 31, 2022, the Company issued stock option grants to employees for 492,695 shares at an average exercise price of $1.64 per share. During the year ended December 31, 2022, stock option grants to employees for 143,581 shares at an exercise price of $1.00 per share were forfeited. The stock option grants vest over various terms and expire in five to ten years. Activity in the stock incentive plans for the years ended December 31, 2023 and 2022 was as follows:

	Options	Weighted Average	Potential
	Shares	Exercise Price	Proceeds
Outstanding as of December 31, 2021	3,812,953	$0.26	$982,326
Granted	492,695	1.64	808,020
Forfeitures	(143,581)	(1.00)	(81,668)
Outstanding as of December 31, 2022	4,162,067	0.411	1,708,677
Granted	502,522	1.67	837,087
Exercised	-	-	-
Forfeitures	-	-	-
Outstanding as of December 31, 2023	4,664,589	$0.55	$2,545,765

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2023:

						Weighted
						Average
		Weighted			Weighted	Remaining Life
Range of	Number	Average Remaining Life	Weighted Average	Number	Average Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable	and Exercisable
$0.12	2,646,410	4.38	$0.12	2,646,410	$0.12	4.38
0.57	1,022,963	4.47	0.57	1,022,963	0.57	4.47
1.64	945,403	9.08	1.64	386,806	1.64	9.08
1.90	49,813	3.98	1.90	-	1.90	3.98
	4,664,589	5.35	$0.55	4,056,179	$0.38	5.35

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants for the years ended December 31, 2023 and 2022 were as follows:

Assumptions	12/31/2023	12/31/2022
Estimated stock price	1.89	1.64
Exercise price	1.64	1.64
Dividend yield	0%	0%
Expected life	5-10 years	5 years
Expected volatility	39%	70%
Risk free interest rate	0.00%	4.06%

There were stock incentive plan awards outstanding at December 31, 2023  totaling 4,664,589 shares with an aggregate intrinsic value of $5,394,000.

There were no SAR grants in 2023.

Warrants to Purchase Common Stock

See Note 14 for Public Warrants and Private Warrants assumed after the Merger.

On May 8, 2023, the Company issued equity classified warrants to purchase common to Victor Huang and Derek Xu for 1,344,951 shares to each of the founders. The warrants were valued at $2,136,115 based on the exercise price of $1.77, the fair market stock price of $1.89, a five year term, a volatility of 39.4% and interest risk-free rate of 3.41%. The warrants were recorded as stock-based compensation expense and as additional paid in capital. All warrants are fully vested as they were issued for services performed and.

In connection with the convertible notes transaction, the Company issued warrants to purchase 53,800 shares of common stock with an exercise price of $6.50 upon the conclusion of the BYTE merger. The warrants were initially valued using a Black-Scholes Model at $15,418 based on the exercise price of $13.18, stock price per share of $1.77, a five-year expected term, volatility of 39.4% and risk-free rate of 3.41%. The warrants are classified as a liability, included in accrued expenses in the consolidated balance sheet. There was no significant change in fair value of these warrants during the year ended December 31, 2023.

Unvested Earnout Shares

A portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the Earn-out Milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During the year ended December 31, 2023, the Company stock-based compensation expense for the vesting of earnout shares was immaterial. As of December 31, 2023, unrecognized compensation cost related to unvested earnout shares totaled $2,675,223. The weighted average period over which this remaining compensation cost is expected to be recognized is five years.

9. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $182,446 and $198,534 of contributions during the years ended December 31, 2023 and 2022, respectively.

10. Related Party Transactions

In 2020, Victor Huang and Derek Xu, the Founders, officers and directors of the Company, borrowed $3,000,000 (“shareholder advances”) from Airship. As of December 31, 2022, the Company was owed $1,100,000 by the Founders. Due to the lack of certainty over the payment of interest, the Company will record when received. Due to the uncertainty of the timing of payment, the advances will be treated as a long-term asset. The shareholders’ advances bear interest at 5% and during the year ended December 31, 2023 and 2022 no interest was paid. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company and the $1,100,000 and related interest owed by the Founders to the Company was eliminated.

As of December 31, 2022, Zeppelin had received from the Company $1,095,000 in cash advances to fund operations which commenced in 2021. These advances between the companies are eliminated in the consolidated balance sheet. As of December 31, 2022, Zeppelin owes the Founders $1,100,000 for funds they have provided for the commencement of operations in 2021. The balance was not expected to be paid in the next year and was treated as long term liabilities. On February 28, 2023 in connection with the transfer of the Zeppelin ownership from the shareholders to the Company, the $1,100,000 Payable to the founders was eliminated.

Mr. Huang and Mr. Xu originally owned all the Zeppelin membership units. When Zeppelin started, their intent was exploring the technology in-development and determining value for external customers by providing cloud based back-end products. After a period of time for Zeppelin’s development it became apparent these efforts would be of value and accretive to the Company. In 2022, the Company began utilizing research and development personnel to further develop the Company’s products. On February 28, 2023, the Founders transferred its interest in Zeppelin to the Company

The Company sold a vehicle to a founder on March 30, 2021 for a promissory note in the amount of $80,000. The note has a simple interest rate of 4%, compounded annually, computed daily based on a 360-day year with principal and interest due in March 2023. Interest payments are due annually. The promissory note and interest of $84,844 was repaid during the year ended December 31, 2022.

A condominium in Juanita Beach, Washington was sold to a founder on May 5, 2021 for a secured promissory note in the amount of $750,000. The note has interest of 4% per annum, computed on the diminishing principal balance. Interest commenced on the closing with the first payment due on the first of each month after closing. The note is to be paid in full on or before 24 months from the date of the note. Interest payments are due annually. The promissory note and interest of $794,917 was repaid during the year ended December 31, 2022.

The Company sold the vehicle and the condominium to the founders and recorded a loss of $31,721 on the date of the sale. The Company recorded notes receivable-related parties of $830,000 and accrued interest at 4% of $24,585 as of December 31, 2021. The Company had previously acquired these assets for which the founders were using for a combination of business and personal use.

Advances due to Founders and Advances due from Founders

The Company accounted for advances made to founders as a contra equity balance unless payment has been received subsequent to period end or such amounts can be offset with amounts due to the Founders. As of December 31, 2022 the Company has $1,100,000 of advances due from the Founders and advances due to the Founders. The transactions were entered into separately by Airship and Zeppelin and thus are reported separately on the accompanying consolidated balance sheets. In February, 2023 these balances were eliminated in a transaction involving the shareholders. See Note 3.

Warrants to Purchase Common Stock

On May 8, 2023, the Company issued equity classified warrants to purchase common to Victor Huang and Derek Xu for 1,344,951 shares to each of the founders. The warrants were valued at $2,136,115 based on the exercise price of $1.77, the fair market stock price of $1.89, a five year term, a volatility of 39.4% and interest of 3.41%. The warrants were recorded as stock-based compensation expense and as additional paid in capital. All warrants are fully vested as they were issued for services performed.

11. Commitments, Contingencies and Legal Proceedings

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to its business.

Properties and Operating Leases-Right of Use Asset and Lease Liability

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. The Company adopted ASC 842 effective January 1, 2022 and the adoption did not have any impact on previously reported stockholders’ deficit.

On May 1, 2019, the Company leased 31,765 square feet for its executive offices in Redmond, Washington. The Company’s net monthly payment was $44,440. The monthly payment increased approximately 3% each year and the lease was set to expire on April 30, 2024. The Company had two five-year renewal options. In April 2023, the Company and its landlord entered into an agreement whereby the Company’s office lease was terminated on September 30, 2023. During the year ended December 31, 2023, the Company recorded a net gain on lease termination of $78,963 as an offset to selling general and administrative expenses on the consolidated statements of operations and comprehensive loss. The gain is comprised of a $344,093 gain from lease liability termination and a loss of $265,130 for accelerated amortization of right-of-use asset.

On July 13, 2023, the Company entered into a new lease in Redmond, WA for 15,567 square feet of office and warehouse space which starts October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend based on the fair market rate on October 31, 2027.

On January 1, 2021, the Company leased offices located in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $4,828. The monthly payment increases approximately 3%-6% annually thereafter. The lease expired on February 28, 2024 and can be extended for one three-year term.

On February 29, 2024, the Company extended a lease leased in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. The lease expires on July 29, 2024.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2023 and 2022, total operating lease liabilities was approximately $1,118,578 and $832,140, respectively. Right of use assets totaled approximately $1,104,804 and $804,338 at December 31, 2023 and 2022, respectively. All of the lease Current lease liabilities were $174,876 and $628,371 at December 31, 2023 and 2022, respectively. In the years ended December 31, 2023 and 2022, the Company recognized $591,442 and $649,655 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was forty four months at December 31, 2023 and the weighted average discount rate was 7%.

The minimum future lease payments as of December 31, 2023 are as follows:

Years Ended December 31,
2024	$245,051
2025	359,563
2026	370,357
2027	316,785
Total remaining payments	1,291,756
Less Imputed Interest	(173,178)
Total lease liability	$1,118,578

12. Income Taxes and Employee Retention Tax Credits

The Company’s provision for income tax for 2023 and 2022 includes the results of operations for Zeppelin which was contributed to the Company on February 28, 2023. Prior to the contribution Zeppelin was structured as a limited liability corporation with the profits and losses flowing directly to the owners who were responsible for any taxes. For the years ended December 31, 2023 and 2022, Zeppelin incurred losses of approximately $560,000 and $1,254,000, respectively.

The Company is subject to possible tax examination for the years 2014 through 2023.The Company is also subject to examination with respect to federal net operating loss carryforwards generated and carried forward from those years. There are currently no federal or state income tax audits in process.

For the years ended December 31, 2023 and 2022, the Company’s effective tax rate differs from the federal statutory rate principally due to research and development credit carry-forward, research and experimental expenditures, deferred revenue and certain items such loan forgiveness, tax credits and stock-based compensation expense being excluded from the determination of taxable income (loss).

The components of the provision for income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Current:
Federal	$-	$10,000
State	-	-
Foreign	-	-
Total current provision	-	10,000
Deferred:
Federal	-	-
State	-	-
Foreign	-	-
Total deferred income taxes	-	-
Total provision for income taxes	$-	$10,000

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate  for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Federal statutory tax rate	21%	21%
R&D credit, net impact	0%	30%
Nontaxable variable interest loss	0%	(53)%
Share based compensation	5%	(23)%
Nontaxable revaluation of fair value instruments	(32)%	-%
Nontaxable PPP loan forgiveness	0%	48%
Nontaxable ERTC credits	0%	51%

True-up to prior year valuation allowance	0%	(50)%
Change in valuation allowance	6%	(26)%
Effective tax rate	0%	(2)%

The components of net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

Deferred tax assets	2023	2022
Tax credit carryforward	$1,286,195	$1,286,195
Deferred revenue	1,009,141	1,112,003
Capitalized research and development costs	951,497	620,791
Net operating loss carryforward	898,302	318,302
Capital loss carry-forward	52,560	52,560
Operating lease liability	234,901	-
Property and equipment	4,920	29,971
	4,437,516	3,419,822
Valuation allowance	(4,205,507)	(3,419,822)
Net deferred tax assets	$232,009	$-

Deferred tax liabilities
Right-of-use assets	(232,009)	-

Total net deferred tax	$-	$-

Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the financial reporting and tax bases of assets and liabilities. Income tax expense is the sum of the tax currently payable and the change in the deferred tax assets and liabilities during the period. Valuation allowances are established when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company assesses the realizability of its deferred tax assets and the need for a valuation allowance based on all positive and negative evidence.

The Company has significant deferred tax assets as a result of temporary differences between the taxable income on our tax returns and GAAP income, R&D tax credit carry forwards. A deferred tax asset generally represents future tax benefits to be received when temporary differences previously reported in our consolidated financial statements become deductible for income tax purposes, or when tax credit carry forwards are utilized on our tax returns. The Company assesses the realizability of our deferred tax assets and the need for a valuation allowance based on the guidance provided in current financial accounting standards.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which we operate, our financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance for all of its deferred tax assets was required at December 31, 2023 and 2022. The valuation allowance increased by approximately $786,000 and $128,000 in 2023 and 2022, respectively. The increase during the current year is primarily related to capitalized research and development expenditures and net operating losses. As of December 31, 2023 and 2022, the Company has a federal net operating loss carryforward totaling approximately $3,800,000 and $1,500,000. The federal net operating loss carryforward generated from the years ended after December 31, 2017 may be carried forward indefinitely. As of December 31, 2023 and 2022, R&D tax credit carryforwards total approximately $1,513,000 and $1,513,000, respectively, and begin to expire in 2036. Realization of the carryforwards is dependent on the Company generating sufficient taxable income and may also be subject to usage limitations to the extent there are changes in the Company’s ownership.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company's net operating losses and tax credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The amount of annual limitation is determined based on the value of the Company immediately prior to the ownership changes.  The Company is in process of performing an assessment of whether a change in ownership has occurred or whether there have been multiple changes in ownership, within the meaning of Section 382.  Based on preliminary assessment, these ownership changes are not expected to materially limit the net operating loss carryforward and research and development credits available to offset the Company’s tax liabilities. The Company expects to finalize this assessment in 2024.

The Company evaluates uncertain tax positions using the “more likely than not” threshold (i.e., a likelihood of occurrence greater than fifty percent). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are classified as a gross unrecognized tax benefit until they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. As of December 31, 2023, the unrecognized tax benefit totals approximately $227,000. As of December 31, 2022, the unrecognized tax benefit totals approximately $227,000 which was an increase of approximately $11,000 from the beginning of 2022.

The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. No material changes in the gross unrecognized tax benefits are expected over the next twelve months. Interest and penalties related to unrecognized tax benefits, if any, will be recognized as a component of income tax expense..

Employee Retention Tax Credits

The CARES Act allowed eligible employers to claim employee retention tax credits (“ERTC”) for qualified wages paid after March 12, 2020 and before January 1, 2021. The ERTC was extended to June 30, 2021 under the passage of the Taxpayer Certainty and Disaster Relief Act of 2020 (“ACT”) which was signed into law on December 27, 2020. We qualified for credits under the provisions of the CARES Act for the entire period subsequent to March 12, 2020 through January 1, 2021 and for the entire period subsequent to January 1, 2021 through June 30, 2021.

On September 8, 2021, the Company applied for ERTC credits for qualifying 2020 wages. The Company filed amended payroll tax returns to claim the credit it believed it was entitled to, $99,132 and $190,983, respectively. On April 4, 2022, the Company received $99,826 and $192,793, including interest.

The Company accounted for this in the year they believed collectability was assured. Considering the length of time after year-end and the lack of certainty over the government’s handling of ERTC claims, the Company deemed it appropriate and conservative to not record this transaction in the year ended December 31, 2021 but rather in 2022 when the cash received.

On May 25, 2022, the Company applied for ERTC credits for qualifying 2021 wages. The Company filed amended payroll tax returns to claim the credit it believed it was entitled to, $461,043 and $459,614, respectively. The Company received two refunds in January 2023 for $468,880 and $470,970, including interest. The Company recorded the amounts in payroll tax receivable as of December 31, 2022.

13. Reverse Recapitalization

On December 21, 2023, the Company completed the Merger and received net proceeds of $2.8 million, net of transaction costs of $6.6 million.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, BYTS, who was the legal acquirer, was treated as the “acquired” company for accounting purposes and Airship AI was treated as the accounting acquirer. Accordingly, the Merger was treated as the equivalent of Airship AI issuing shares at the closing of the Merger for the net assets of BYTS as of the closing date, accompanied by a recapitalization. The net assets of BYTS was stated at historical cost, with no goodwill or other intangible assets recorded. Airship AI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•	Airship AI’s stockholders have the majority voting interest in the combined company;

•	The Airship Pubco Board is composed of one (1) director designated by BYTS and four (4) directors designated by Airship AI;

•	Airship AI’s senior management is the senior management of Airship Pubco;

•	The business of Airship AI comprises the ongoing operations of Airship Pubco; and

•	Airship AI is the larger entity, in terms of substantive assets.

The table below summarizes the shares of common stock issued immediately after the closing of the Merger as well as the impact on the consolidated statement of stockholders’ equity as of December 21, 2023:

				Additional	Accumulated
	Shares	Par Amount	Common Stock	Paid in Capital	Deficit
SPAC Financing	8,891,718	$0.0001	$889	$8,315,186	$-
Transaction expenses	532,986	0.0001	53	(6,651,674)	-
Earnout liability				(4,470,918)	(22,638,859)
Warrants liability				(2,009,105)	-
Reverse capitalization on December 21, 2023	9,424,704		$942	$(4,816,511)	$(22,638,859)

14. Warrants

At Closing on December 21, 2023, the Company assumed 515,000 Private Placement Warrants (“Private Warrants”) and 16,184,612 public warrants (“Public Warrants”). The 515,000 Private Warrants and 16,184,626 Public Warrants were outstanding as of December 31, 2023.

Each whole Public Warrant will entitle the registered holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the Closing, provided that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis under the circumstances specified in the Warrant Agreement) and such shares of Common Stock are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the Warrant Agreement, a warrant holder may exercise its Public Warrants only for a whole number of shares of Common Stock. This means only a whole Public Warrants may be exercised at a given time by a warrant holder. The Public Warrants will expire five years after the Closing, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Common Stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Common Stock underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No Public Warrants will be exercisable and the Company will not be obligated to issue a share of Common Stock upon exercise of a Public Warrant unless the Common Stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a Public Warrant, the holder of such Public Warrant will not be entitled to exercise such Public Warrant and such Public Warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any Public Warrant.

The Company is registering the Common Stock issuable upon exercise of the Public Warrants in a registration statement on Form S-1. In order to comply with the requirements of Section 10(a)(3) of the Securities Act following the Closing, under the terms of the Warrant Agreement, the Company has agreed that, as soon as practicable, but in no event later than 15 business days, after the Closing, the Company will use its best efforts to file with the SEC a post-effective amendment or a new registration statement covering the registration under the Securities Act of the Common Stock issuable upon exercise of the Public Warrants and thereafter the Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such post-effective amendment or registration statement, and a current prospectus relating thereto, until the expiration or redemption of the Public Warrants in accordance with the provisions of the Warrant Agreement. If such post-effective amendment or registration statement covering the Common Stock issuable upon exercise of the Public Warrants is not effective by the sixtieth (60th) business day after the Closing, warrant holders may, until such time as there is an effective post-effective amendment or registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Common Stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of Common Stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Common Stock underlying the Public Warrants, multiplied by the excess of the “fair market value” (as defined below) over the exercise price of the Public Warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the average reported closing price of the Common Stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $18.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•

if, and only if, the closing price of the shares of Common Stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant as described under the heading “— Warrants — Public Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three business days before we send to the notice of redemption to the warrant holders (which we refer to as the “Reference Value”).

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Common Stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Common Stock is available throughout the 30-day redemption period. If and when the Public Warrants become redeemable, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the Public Warrants, each warrant holder will be entitled to exercise his, her or its Public Warrant prior to the scheduled redemption date. However, the price of the Common Stock may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant described under the heading “— Anti-dilution Adjustments”) as well as the $11.50 warrant exercise price after the redemption notice is issued.

Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00.

Once the Public Warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•

upon not less than 30 days’ prior written notice of redemption, provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” (as defined below) of Common Stock except as otherwise described below;

•

if, and only if, the Reference Value equals or exceeds $10.00 per Public Share (as adjusted for adjustments to the number of shares issuable upon exercise) or the exercise price of a warrant as described under the heading “— Anti-dilution Adjustments”; and

•	if the Reference Value is less than $18.00 per share, the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

Beginning on the date the notice of redemption is given until the Public Warrants are redeemed or exercised, holders may elect to exercise their Public Warrants on a cashless basis. The numbers in the table below represent the number of shares of Common Stock that a warrant holder will receive upon such cashless exercise in connection with a redemption by us pursuant to this redemption feature, based on the “fair market value” of Common Stock on the corresponding redemption date (assuming holders elect to exercise their Public Warrants and such warrants are not redeemed for $0.10 per warrant), determined for these purposes based on the volume weighted average price of the Common Stock during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, each as set forth in the table below. the Company will provide warrant holders with the final fair market value no later than one business day after the 10-trading day period described above ends.

The Private Warrants (including shares of Common Stock issuable upon exercise of such warrants) will not be transferable, assignable or salable until 30 days after the Closing (except, among other limited exceptions, to BYTS’ officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by the Company so long as they are held by the Sponsor, members of the Sponsor or their permitted transferees (except as set forth under “— Warrants — Public Warrants — Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00”). The Sponsor or its permitted transferees have the option to exercise the Private Warrants on a cashless basis. Except as described below, the Private Warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in BYTS’ IPO. If the Private Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in BYTS’s IPO.

Except as described above under “— Public Warrants — Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00,” if holders of the Private Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of shares of Common Stock equal to the quotient obtained by dividing (x) the product of the number of shares underlying the Private Warrants, multiplied by the excess of the “fair market value” of the Common Stock (as defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” means the average reported closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees is because it was not known at the time of the IPO whether the Sponsor would be affiliated with us following a business combination. If the Sponsor remains affiliated with the Company, its ability to sell the Company’s securities in the open market will be significantly limited. The Company has policies in place that prohibit insiders from selling securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell the Company’s securities, an insider cannot trade in the Company’s securities if he or she is in possession of material non-public information. Accordingly, unlike public stockholders who could exercise their Public Warrants and sell the shares received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities.

The Company has reviewed the terms of the Public and Private Warrants to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a)indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants. The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Merger on December 21, 2023, the warrants had an initial fair value of $2,009,105, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the Private and Public Warrants had an aggregate fair value of $667,985, which resulted in a gain of $1,341,120 due to decrease in the fair value of the warrant liability subsequent to the closing date.  See Note 16 – Fair Value Measurements for more information.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the Public and Private Warrants outstanding as of December 31, 2023:

		Exercise
	Number of Shares	Price	Expiration Date	Initial Fair Value
Public Warrants	16,184,612	$11.50	December 21, 2028	1,942,153
Private Warrants	515,000	$11.50	December 21, 2028	66,952

15. Earnout Liability

Certain of the Company’s stockholders are entitled to receive up to 5,000,000 Earnout Shares of the Company’s common stock if the following Earnout Milestones are met.

(A)

25% of the Earnout Shares if, for the period starting on the Closing Date and ending on the last day of the full calendar quarter immediately following the first anniversary of the Closing Date, (1) Company Revenue (as defined below) is at least $39 million, or (2) the aggregate value of new contract awards (including awards obtained through purchase orders) with federal law enforcement agencies (whether such awards are obtained directly or through intermediaries) has grown by at least 100% as compared to the year-over-year amount for the twelve-month period ending on the date of the Merger Agreement (the “First Operating Performance Milestone”);

(B)

75% of the Earnout Shares if, for the period starting on the Closing Date and ending on the last day of the full calendar quarter immediately following the third anniversary of the Closing Date, Company Revenue is at least $100 million (the “Second Operating Performance Milestone”);

(C)

50% of the Earnout Shares if, at any time during the period starting on the Closing Date and ending on the fifth anniversary of the Closing Date, over any twenty (20) trading days within any thirty (30) trading day period the volume weighted average price (“VWAP”) of the Airship Pubco Common Stock is greater than or equal to $12.50 per share (the “First Share Price Performance Milestone”); and

(D)

50% of the Earnout Shares if, at any time during the period starting on the Closing Date and ending on the fifth anniversary of the Closing Date, over any twenty (20) trading days within any thirty (30) trading day period the VWAP of the Airship Pubco Common Stock is greater than or equal to $15.00 per share (the “Second Share Price Performance Milestone”).

Further, the Earnout Milestones are also considered to be met if the Company undergoes a change of control. A change of control is defined as (i) any transaction or series of related transactions that results in any Person or “group” (within the meaning of Section 13(d)(3) of the Exchange Act) acquiring equity interests that represent more than 50% of the total voting power of Parent or (ii) a sale or disposition of all or substantially all of the assets of Parent and its Subsidiaries on a consolidated basis.

Notwithstanding anything in the Merger Agreement to the contrary, any Earnout Shares issuable under the Merger Agreement to a Company Earnout Holder in respect of each Company Option or Company SAR held by such Company Earnout Holder as of immediately prior to the Effective Time shall be earned by such Company Earnout Holder on the later of (i) the occurrence of the applicable Earnout Milestone, and (ii) the date on which the Converted Stock Option in respect of such Company Option or Converted SAR in respect of such Company SAR becomes vested pursuant to its applicable vesting schedule, but only if such Company Earnout Holder continues to provide services (whether as an employee, director or individual independent contractor) to Parent or one of its Subsidiaries through such date. Notwithstanding the foregoing, any Earnout Shares that are not earned by a Company Earnout Holder in respect of its Company Options or Company SARs on or before the fifth anniversary of the Closing Date shall be forfeited without any consideration. Any Earnout Shares that are forfeited pursuant to the Merger Agreement shall be reallocated to the other Company Earnout Holders who remain entitled to receive Earnout Shares in accordance with their respective Earnout Pro Rata Shares.

These earnout shares have been categorized into two components: (i) the “Vested Shares” - those associated with Earnout Holders with vested equity at the closing of the Merger that will be earned upon achievement of the Earnout Milestones and (ii) the “Unvested Shares” - those associated with Earnout Holders with unvested equity at the closing of the Merger that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the Earnout Milestones. The Vested Shares, which represent 95% of the total Earnout Shares are classified as liabilities in the consolidated balance sheet at fair value with changes in fair value recognized in the consolidated statements of operations due to the variability in the number of Earnout Shares at settlement which could change upon a change of control event. The Earnout arrangement contains a settlement provision that violates the indexation guidance under ASC 815-40. The Unvested Shares are equity-classified share-based compensation to be recognized over time under ASC 718 due to the service component.

At the closing of the Merger on December 21, 2023, the earnout liability had an initial fair value of $27,109,777, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the earnout liability had decreased to $5,133,428 as a result of the decline in our share price since the closing of the Merger, which resulted in a gain due to the change in fair value of the earnout liability of $21,976,349 and is recorded on the consolidated statements of operations and comprehensive loss. See Note 16 – Fair Value Measurements for more information.

16. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout liability	$-	$-	$5,133,428	$5,133,428
Senior Secured Convertible Promissory Notes	-	-	2,825,366	2,825,366
Warrant liability (Public Warrants)	646,428	-	-	646,428
Warrant liability (Private Warrants)	-	21,557	-	21,557
Total liabilities measured at fair value	$646,428	$21,557	$7,958,794	$8,626,779

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain stock price milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	December 21, 2023	December 31, 2023
Stock price	$6.49	$1.70
Risk-free interest rate	3.87%	3.84%
Expected term (in years)	5	5
Expected volatility	76.40%	75.90%
Dividend yield	0%	0%

The assumptions also included the probability of meeting the federal law enforcement agency growth milestone at 100%.

The initial estimated fair value of the Private Warrants was measured using a Monte Carlo simulation. The estimated fair value of the Public Warrants is based on the listed price in an active market for such warrants while the fair value of the Private Placement Warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable from the Public Warrants listed price. The estimated fair value of the Private Warrants was determined using the following assumptions at each valuation date:

	December 21, 2023	December 31, 2023
Stock price	$6.49	$1.70
Risk-free interest rate	3.87%	3.84%
Expected term (in years)	5.01	4.98
Expected volatility	13.90%	41.50%
Dividend yield	0%	0%

The estimated fair value of the Senior Secured Convertible Promissory Notes was measured using a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. The following assumptions were used in the simulation:

December 31, 2023
Stock price	$1.70
Effective discount rate	12.95%
Expected term (in years)	0.48 to 0.75
Expected volatility	62.50%
Dividend yield	0%

There were no transfers of financial instruments between valuation levels during the years ended December 31, 2023 and 2022.

17. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	December 31, 2023	December 31, 2022
Net Income (loss)	$16,371,134	$(487,493)
Weighted average shares outstanding:
Basic	13,671,376	13,387,344

Add: dilutive effect of stock options, SARs and Airship warrants	6,719,287	-
Diluted	20,390,663	13,387,344

Income (loss) per share
Basic	$1.20	$(0.04)
Diluted	$0.80	$(0.04)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31, 2023	December 31, 2022
Public Warrants	16,184,612	-
Private Warrants	515,000	-
Convertible debt	452,240	-
Warrants	53,800	-
Outstanding stock options	-	4,162,067
SARs	-	1,758,100
	17,205,652	5,920,167

The 5,000,000 Earnout Shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved as of December 31, 2023.

As a result of the Merger, the weighted-average number of shares of Common Stock used in the calculation of net income (loss) per share have been retroactively converted by applying the conversion ratio.

18. Subsequent Events

On February 2, 2024, the Company issued in a private placement an Amended and Restated Senior Secured Convertible Promissory Note to Platinum Capital Partners Inc. (“Platinum”) in the principal amount of $2,000,000 (the “Platinum Convertible Note”). The Platinum Convertible Note amends and restates in its entirety the Senior Secured Convertible Promissory Note issued to Platinum in the principal amount of $2,000,000 on June 22, 2023. The repayment amount of the Platinum Convertible Note is 110% of the principal amount ($2,200,000) and matures in full on June 22, 2024. Interest accrues on the Platinum Convertible Note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the principal amount of the Platinum Convertible Note plus any accrued but unpaid interest is convertible into shares of Common Stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the Platinum Convertible Note, and (ii) 65% of the VWAP for the Common Stock for the preceding five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the Platinum Convertible Note. The Platinum Convertible Note contains “weighted average” anti-dilution protection for issuances of shares of Common Stock or Common Stock equivalents at a price less than the conversion price then in effect.

In connection with the issuance of the Platinum Convertible Note, the Company also issued to Platinum an Amended and Restated Common Stock Purchase Warrant (the “Platinum Warrant”) dated February 2, 2024 to purchase 189,334 shares of Common Stock at an exercise price per share of $3.69717. The term of the Platinum Warrant expires on June 22, 2028. The Platinum Convertible Note may not be converted, and the Platinum Warrant may not be exercised, to the extent that after giving effect to such conversion and/or exercise, Platinum (together with its affiliates) would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion and/or exercise. On March 18, 2024, Platinum exercised the Platinum Warrant and received 137,367 shares of the Company’s common stock. Platinum forfeited 51,967 shares.

On February 29, 2024, the Company extended a lease in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. The lease expires on July 29, 2024.

On March 1, 2024, the Company entered into an employment agreement with Mark E. Scott, the Company’s Chief Financial Officer, which provides for a base salary of $250,000 annually. Mr. Scott is also eligible to participate in annual performance-based bonus programs established by the Board or Compensation Committee, subject to the achievement of applicable performance criteria established by the Board or Compensation Committee, which shall be determined in good faith by the Board or Compensation Committee. Mr. Scott was also granted options to purchase up to twenty five thousand (25,000) shares of Common Stock with an exercise price equal to $1.49, which options vested in full on the date of issuance.

On March 3, 2024, the Company granted a stock option to a director to purchase two hundred thousand shares (200,000) shares of Common Stock with an exercise price equal to $1.65, which options vest quarterly over four years and which expire on March 3, 2029.

On March 5, 2024, a private investor converted a senior secured convertible promissory note for $250,000 and interest into 70,502 shares of the Company’s common stock.

On March 5, 2024, a private investor converted a senior secured convertible promissory note for $350,000 and interest into 98,702 shares of the Company’s common stock.

On March 21, 2024, the Company issued 15,000 shares of common stock valued at $25,500 as of December 31, 2023 to MZHCI, LLC related to an investor relations consulting agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2024	Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Victor Huang	Chief Executive Officer and Director (principal executive officer)	April 1, 2024
Victor Huang

/s/ Mark E. Scott	Chief Financial Officer (principal financial and accounting officer)	April 1, 2024
Mark E. Scott

/s/ Derek Xu	Chief Operating Officer and Director	April 1, 2024
Derek Xu

/s/ Peeyush Ranjan	Director	April 1, 2024
Peeyush Ranjan

/s/ Louis Lebedin	Director	April 1, 2024
Louis Lebedin
/s/ Amit Mital	Director	April 1, 2024
Amit Mital

