Form 10-Q
period 2024-03-31
Airship AI Holdings, Inc.
filed 2024-05-15
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

 _________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 15, 2024, there were a total of 23,159,119 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2024 and December 31, 2023

	March 31, 2024	12/31/2023 (1)
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash and cash equivalents	$1,725,817	$3,124,413
Accounts receivable, net of provision for credit losses of $0	1,704,429	1,648,904
Prepaid expenses and other	16,358	18,368
Income tax receivable	9,640	7,230
Total current assets	3,456,244	4,798,915

PROPERTY AND EQUIPMENT, NET	-	1,861

OTHER ASSETS
Other assets	180,432	182,333
Operating lease right of use asset	1,024,513	1,104,804

TOTAL ASSETS	$4,661,189	$6,087,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$3,356,700	$2,908,472
Advances from founders	1,750,000	1,750,000
Accrued expenses	168,902	200,531
Senior Secured Convertible Promissory Notes	4,204,743	2,825,366
Current portion of operating lease liability	180,875	174,876
Deferred revenue- current portion	3,742,145	4,008,654
Total current liabilities	13,403,365	11,867,899

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	870,492	943,702
Warrant liability	7,515,076	667,985
Earnout liability	26,618,278	5,133,428
Deferred revenue- non-current	4,304,587	4,962,126
Total liabilities	52,711,798	23,575,140

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 23,159,119 and 22,812,048 shares issued and outstanding as of March 31, 2024 and December 31, 2023	2,314	2,281
Additional paid in capital	1,397,815	-
Accumulated deficit	(49,441,169)	(17,476,700)
Accumulated other comprehensive loss	(9,569)	(12,808)
Total stockholders' deficit	(48,050,609)	(17,487,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,661,189	$6,087,913

(1) Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

For the three months ended March 31, 2024 and 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
NET REVENUES:	(Unaudited)	(Unaudited)
Product	$9,398,776	$1,699,782
Post contract support	1,176,239	1,238,815
	10,575,015	2,938,597
COST OF NET REVENUES:
Cost of Sales	7,789,409	1,578,166
Post contract support	157,479	556,152
	7,946,888	2,134,318
GROSS PROFIT	2,628,127	804,279
RESEARCH AND DEVELOPMENT EXPENSES	695,366	674,080
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,335,294	1,832,370
TOTAL OPERATING EXPENSES	4,030,660	2,506,450
OPERATING LOSS	(1,402,533)	(1,702,171)
OTHER INCOME (EXPENSE):
Loss from change in fair value of earnout liability	(21,484,850)	-
Loss from change in fair value of warrant liability	(6,847,091)	-
Loss from change in fair value of convertible debt	(2,039,377)	-
Loss on note conversion	(158,794)	-
Interest expense	(31,824)	(5,064)
Other expense	-	(4,941)
Total other expense, net	(30,561,936)	(10,005)

LOSS BEFORE PROVISON FOR INCOME TAXES	(31,964,469)	(1,712,176)

Provision for income taxes	-	-

NET LOSS	(31,964,469)	(1,712,176)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain, net	3,239	-

TOTAL COMPREHENSIVE LOSS	$(31,961,230)	$(1,712,176)

Basic and diluted loss per share	$(1.40)	$(0.08)

Weighted average shares of common stock outstanding- basic and diluted	$22,898,487	$22,812,048

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2024 and 2023

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2023	22,812,048	$2,281	$1,963,727	$(10,314,313)	$(10,106)	$(8,358,411)
Stock-based compensation	-	-	136,709	-	-	136,709
Net loss	-	-	-	(1,712,176)	-	(1,712,176)
Balance as of March 31, 2023	22,812,048	2,281	2,100,436	(12,026,489)	(10,106)	(9,933,878)

Balance as of January 1, 2024	22,812,048	2,281	-	(17,476,700)	(12,808)	(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	$2,314	$1,397,815	$(49,441,169)	$(9,569)	$(48,050,609)

(1) The shares of the Company’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.7581 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2024 and 2023

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,964,469)	$(1,712,176)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861	3,720
Stock-based compensation- stock option grants	268,989	136,709
Amortization of operating lease right of use asset	80,291	205,906
Loss from change in fair value of warrant liability	6,847,091	-
Loss from change in fair value of earnout liability	21,484,850	-
Loss from change in fair value of convertible note	2,039,377	-
Loss on note conversions	158,794	-
Changes in operating assets and liabilities:
Accounts receivable	(55,525)	(1,636,283)
Prepaid expenses and other	2,010	(460)
Other assets	1,901	-
Operating lease liability	(67,211)	(148,920)
Payroll and income tax receivable	(2,410)	939,850
Accounts payable - trade and accrued expenses	433,415	1,150,141
Deferred revenue	(924,048)	71,400
NET CASH USED IN OPERATING ACTIVITIES	(1,695,084)	(990,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	-	950,000
Proceeds from warrant exercise	293,249	-
Repayment of small business loan and line of credit	-	(84,471)

NET CASH PROVIDED BY FINANCING ACTIVITIES	293,249	865,529

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,401,835)	(124,584)

Effect from exchange rate on cash	3,239	-

CASH AND CASH EQUIVALENTS, beginning of period	3,124,413	298,614

CASH AND CASH EQUIVALENTS, end of period	$1,725,817	$174,030

Supplemental disclosures of cash flow information:
Interest paid	$-	$5,064
Taxes paid	$2,410	$17,247

Noncash investing and financing
Elimination of advances to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Elimination of payables to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Issuance of common stock for debt conversion	$835,610	$-

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

On March 7, 2023, Airship AI Holdings, Inc. changed its name from Super Simple AI, Inc. Airship AI Holdings, Inc. (the “Company” or “Airship”) is a holding company that executes business through its wholly owned subsidiary, Airship AI, Inc. (“Airship AI”). Prior to the formation of Super Simple AI, Inc. in 2022, the Company operated as Airship AI, Inc. (formerly known as JDL Digital Systems, Inc.). Super Simple AI, Inc. was formed in January 2022 through a share exchange with JDL Digital Systems, Inc. JDL Digital Systems, Inc. was incorporated under the laws of the State of Washington on June 30, 2003.

On December 21, 2023, the Company completed the merger contemplated by the Merger Agreement, dated as of June 27, 2023 and amended on September 22, 2023, by and among BYTE Acquisition Corp. (“BYTS”), BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

Effective December 21, 2023, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the merger, Airship AI changed its name to “Airship AI, Inc.” See Note 13 —Reverse Recapitalization for additional information.

Fair Value Transactions

As a result of the merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 14– Fair Value Measurements for more information.

Liability as of
March 31, 2024

Earnout liability	$26,618,278
Senior Secured Convertible Promissory Notes	4,204,743
Warrant liability (Public Warrants)- exerciseable at $11.50 per share	7,311,998
Warrant liability (Private Warrants)- exerciseable at $11.50 per share	203,078
Total liabilities measured at fair value	$38,338,097

Other expense related to instruments recorded at fair value during the three months ended March 31, 2024	$30,371,318

Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2024, there were 515,000 private placement warrants and 16,159,112 public warrants outstanding. The warrants are exerciseable at $11.50 per share. See Note 12– Private Placement and Public Warrants for more information.

Business

The Company is a robust AI-driven data management platform that solves complex data challenges for large institutions operating in dynamic and mission-critical environments with rapidly increasing volumes of data being ingested from a similarly rapidly growing number of data sources.

The Company solves these challenges by structuring “dark” or unstructured data at the edge, the location at which the data is generated and collected, and leveraging purpose-built AI models. Unstructured, or “dark” data, which is typically categorized as qualitative data, cannot be processed and analyzed via conventional data tools and methods. Conversely, structured data, typically categorized as quantitative data, is highly organized and easily decipherable by machine learning algorithms.

Structuring and then analyzing data using AI models at the edge, versus transmitting the data from the edge back to a central processing location for structuring and analysis, enables real-time decision making and data-driven operational efficiency.

The Company specializes in ingesting all available metadata from edge-based sensors used by government and law enforcement agencies around the world, including surveillance cameras (video), audio, telemetry, acoustic, seismic, and autonomous devices, along with large commercial corporations with fundamentally similar capabilities and requirements.

Data generated by these edge-based sensors, including video, can then be run through the Company’s trained AI models to detect objects present within the video frame. Once an object is detected, for example an automobile, additional identifying characteristics of the object can be extracted from the image including the license plate characters and the make, model, and color of the automobile. This process of analyzing, logging and categorizing ingested data is referred to as “structuring” the data.

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

The Company’s AI modelling process starts with pre-trained AI models from its technology ecosystem partners which the Company then customizes using proprietary datasets tailored towards its customers’ unique workflow requirements. Where customers have pre-existing AI models or engines, the Company integrates those models or engines into its edge platform allowing customers to leverage proprietary models within the Airship AI software ecosystem.

The Company’s primary offerings include Outpost AI, Acropolis, and Airship Command. Its offerings allow customers to manage their data across the full data lifecycle, when and where they need it, using a highly secure permissioned based architecture.

The Company employed fifty-one employees as of March 31, 2024. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of March 31, 2024.

Liquidity

The Company has incurred losses from operations the past few years and had an accumulated deficit of $49,441,169 as of March 31, 2024. The accumulated deficit includes noncash charges of $30,881,253 and $19,626,884 for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. The Company also had at March 31, 2024 an adjusted working capital deficit of approximately $2,000,233. The adjusted net working capital deficit excludes current deferred revenue totaling $3,742,145 and convertible debt totaling $4,204,723 (which the Company expects to be converted to equity). The Company has primarily funded its operations from operating cash, proceeds from debt borrowings, advances from founders, and proceeds from the merger.

The Company has received purchase orders from various federal government agency customers totaling over $13 million from which it shipped and started receiving cash in the first quarter of 2024.

Mr. Huang, the Company’s CEO, has committed to providing additional temporary funding if it is necessary.

Based on the Company’s actions undertaken during 2023 and 2024 to close customer deals, build sales pipeline, manage operating expenses and opportunities to raise additional capital after the merger, management believes that the Company’s current cash and cash equivalents will be sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements.

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

For periods prior to the merger, the reported share and per share amounts have been retroactively converted by the applicable exchange ratio with the exception of the authorized shares and shares reserved for issuance. See Note 11—Reverse Recapitalization for additional information.

Functional Currency

The Company’s consolidated functional currency is the U.S. Dollar. The operations of Zeppelin Worldwide, Inc. and its subsidiary, Zeppelin Taiwan, Ltd. (together “Zeppelin”) use the Taiwan Dollar as its functional currency. At each period end, Zeppelin’s balance sheet is translated into U.S. Dollars based upon the period end exchange rate, while their statements of operations and comprehensive loss and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $59,361 and $47,104, respectively, related to one-year support contracts. For the three months ended March 31, 2024 and 2023, the Company recognized revenue of $1,116,893 and $1,191,711, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $3,742,145 and $4,304,587 as of March 31, 2024.The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $1,176,239 during the three months ended March 31, 2024.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of March 31, 2024 and December 31, 2023, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of March 31, 2024 and December 31, 2023 were $1,704,429 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the three months ended March 31, 2024, the Company had revenue from 17 customers and one customer represented 78% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the three months ended March 31, 2024 was due to one large order received in late 2023 which was fulfilled in the three months ended March 31, 2024. As of March 31, 2024, two customers represent approximately 52% and 27% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the three months ended March 31, 2023, two customers represented 56% and 23% of total revenue from 23 customers, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the quarter ended March 31, 2023 was due to the lag-time in delivering on a large order received in late 2022 from one division of a customer which was not fulfilled until 2023. As of December 31, 2023, three customers represent approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of March 31, 2024 and December 31, 2023, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the three months ended March 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $695,366 and $674,080 for the three months ended March 31, 2024 and 2023, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of March 31, 2024 and December 31, 2023.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended March 31, 2024 and 2023 were $22,458 and $49,828, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2024 and December 31, 2023 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Note, earnout liability, and the warrants that were issued with the Convertible Promissory Note at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively. The method of determining the fair value of the Senior Secured Convertible Promissory Note and attached warrants is described below.

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

Accounting for Senior Secured Convertible Promissory Notes at Fair Value

The Company has elected the fair value option to account for the senior secured convertible note that was issued on June 22, 2023 and the convertible notes that were issued in October and November 2023 and record them at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. As of March 31, 2024, the Company has used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. For the three months ended March 31, 2024, the Company recognized an unrealized loss of $2,039,377 for the change in fair value of the notes and is included in the Consolidated Statements of Operations and Comprehensive Loss. The Company believes accounting for the convertible notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

At the closing of the merger, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2024, there were 515,000 private placement warrants and 16,159,112 public warrants outstanding.

Upon consummation of the merger, the Company evaluated the warrants and concluded that they did not meet the criteria to be classified within the stockholders’ deficit. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The initial estimated fair value of the warrants was measured using a Monte Carlo simulation. The subsequent estimated fair value of the public warrants is based on the listed price in an active market for such warrants while the fair value of the private placement warrants continues to be measured using a Monte Carlo simulation with the key inputs being directly or indirectly observable public warrants listed price. Since the public and private warrants meet the definition of a derivative, the Company recorded the public and private warrants as liabilities on the consolidated balance sheet at fair value upon the merger closing, with subsequent changes in the fair value recognized in the consolidated statements of operations at each reporting date.

At the closing of the merger, the Airship AI securityholders that hold shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs have the contingent right to receive up to 5.0 million additional shares of common stock, subject to certain contingencies. These earnout shares have been categorized into two components: (i) the vested shares that are associated with stockholders with vested equity at the closing of the merger that will be earned upon achievement of the earnout milestones and (ii) the unvested shares associated with stockholders with unvested equity at the closing of the merger that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the earnout milestones.

The earnout shares associated with vested shares are recognized as derivative liabilities in accordance with ASC 815-40, as the events that determine the number of earnout shares required to be released or issued, as the case may be, include events that were not solely indexed to the fair value of common stock of the Company. The earnout shares were measured at the merger closing and subsequently measured at each reporting date until settled or when they met the criteria for equity classification. Accordingly, the Company recognizes the earnout shares as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The earnout shares were valued using a Monte Carlo analysis.

At the closing of the merger, the unvested earnout shares were considered to be equity instruments and valued at approximately $2,675,000. This amount will be recognized as stock-based compensation going forward over the five-year vesting period.

Derivative warrant and earnout shares liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of significant current assets or require the creation of current liabilities.

Stock-Based Compensation

The Company has share-based compensation plans under which employees, consultants, suppliers and directors may be granted restricted stock, stock appreciation rights, incentive stock options, nonqualified stock options, unvested earnout shares and warrants to purchase shares of common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date and the fair value of the award is recognized as an expense, over the requisite service period which is generally the vesting period. The Company adjusts stock-based compensation for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate is recognized in the period the forfeiture estimate is changed.

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

Comprehensive Gain (Loss)

Comprehensive gain (loss) is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive gain of $3,239 and $0 related foreign exchange translation for the three months ended March 31, 2024 and 2023, respectively.

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

Net Loss per Share – Under the provisions of ASC 260, “Earnings Per Share,” basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Deemed dividends to preferred shareholders increase the net loss available to common shareholders and impact the net loss per share calculation.

As of March 31, 2024, the Company had 23,159,119 shares of common stock issued and outstanding. As of March 31, 2024, there were (i) options outstanding for the purchase of 5,114,589 shares of the Company’s common stock; (ii) SARs for the purchase of 1,758,105 shares of Company’s common stock; (iii) warrants for the purchase of 19,364,014 shares of the Company’s common stock; and (iv) 931,794 shares of the Company’s common stock reserved and are issuable upon conversion of convertible debentures. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2024, calculation of net loss per share because the impact is antidilutive.

As of March 31, 2023, the Company had 22,812,048 shares of common stock issued and outstanding. As of March 31, 2023, there were (i) options outstanding for the purchase of 4,257,151 shares of the Company’s common stock; and (ii) SARs for the purchase of 1,758,105 shares of Company’s common stock. All of the foregoing shares could potentially dilute future earnings per share but are excluded from the March 31, 2023, calculation of net loss per share because the impact is antidilutive.

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

Recent Accounting Pronouncements

All recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Advances due to and from Founders

Prior to 2023, the founders had advanced a net $600,000 to the Company. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang advanced Airship AI $1,000,000 and was repaid $1,000,000, with $1,750,000 recorded as advances from founders as of March 31, 2024. The advances are non-interest bearing and the Company expects to pay the balance off within a one year period.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended March 31, 2024 and 2023 consisted of approximately $9.4 million and $1.7 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue of approximately $1.2 million and $1.2 million relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of March 31, 2024 and December 31, 2023, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $3,742,145 and $4,304,587 as of March 31, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $1,176,239 during the three months ended March 31, 2024.

Remaining Performance Obligations

As of March 31, 2024, the Company had approximately $8.0 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 36% of its remaining performance obligations as revenue in fiscal 2024 and the remaining 64% in fiscal 2025 and years thereafter.

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

5. Notes Payable, Line of Credit and Convertible Notes Payable

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partner, Inc. As a condition of funding, the Company paid off three small notes and accounts payable totaling $374,000. At the option of the holder, the note is convertible into cash, common stock or a combination of cash and stock. The conversion into the Company’s common stock was $6.50 per share as of December 31, 2023. The repayment amount of the note is 110% ($2,200,000) and matures on June 22, 2024. Interest on the note is 6% per annum calculated on 360 days. In connection with the convertible notes transaction, the Company issued warrants to purchase 53,800 shares of common stock with an exercise price of $6.50 upon the conclusion of the BYTS merger. The value of the warrants totaled $15,418 and reduced the fair value of the convertible promissory notes.

On February 2, 2024, the Company issued in a private placement an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000. The Platinum convertible note amends and restates in its entirety the senior secured convertible promissory note issued to Platinum in the principal amount of $2,000,000 on June 22, 2023. The repayment amount of the Platinum convertible note is 110% of the principal amount ($2,200,000) and matures in full on June 22, 2024. Interest accrues on the Platinum convertible note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the principal amount of the Platinum convertible note plus any accrued but unpaid interest is convertible into shares of common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the Platinum convertible note, and (ii) 65% of the VWAP for the common stock for the preceding five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the Platinum convertible note. The Platinum convertible note contains “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

In connection with the issuance of the Platinum convertible note, the Company also issued to Platinum an amended and restated common stock purchase warrant dated February 2, 2024 to purchase 189,334 shares of common stock at an exercise price per share of $3.69717. The term of the Platinum warrant expires on June 22, 2028. The Platinum convertible note may not be converted, and the Platinum warrant may not be exercised, to the extent that after giving effect to such conversion and/or exercise, Platinum (together with its affiliates) would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such conversion and/or exercise. On March 18, 2024, Platinum exercised the Platinum warrant and received 137,367 shares of common stock. Platinum forfeited 51,967 shares.

On October 3, 2023, the Company issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes are convertible into cash, common stock or a combination of cash and stock. The repayment amount of the notes is 110% ($660,000) and mature on September 30, 2024. Interest on the notes is 6% per annum calculated on 360 days. On March 5, 2024, the two private investors converted senior secured convertible promissory notes with a face value of $600,000 and interest into 169,204 shares of the Company’s common stock valued at $835,610. The Company recognized a loss on debt conversion of $158,794 during the three months ended March 31, 2024.

The Company accounts for the notes under the fair value method of accounting and as of March 31, 2024 and December 31, 2023, the notes were recorded at $4,204,743 and $2,825,366. During the three months ended March 31, 2024, the Company recorded an increase in the fair value of the convertible notes payable totaling $2,039,377 which was recorded as loss from change in fair value of convertible debt on the statement of operations and comprehensive loss. See Note 13 – Fair Value Measurements for more information.

6. Stockholders’ Deficit

Authorized and Outstanding Stock

The Company is a Delaware company and its affairs are governed by its certificate of incorporation, its bylaws and the Delaware General Corporation Law and the common law of the State of Delaware. The Company’s charter authorizes the issuance of 205,000,000 shares, consisting of 200,000,000 shares of common stock and 5,000,000 shares of preferred stock, par value $0.0001 per share.

Details on the common stock, preferred stock and equity incentive plans were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024.

Common Stock

As of March 31, 2024, there were 23,159,119 shares of common stock outstanding.

Three Months Ended March 31, 2024

During the three months ended March 31, 2024, the Company had the following sales of unregistered sales of equity securities:

On March 5, 2024, a private investor converted a senior secured convertible promissory note for $250,000 and interest into 70,502 shares of the Company’s common stock.

On March 5, 2024, a private investor converted a senior secured convertible promissory note for $350,000 and interest into 98,702 shares of the Company’s common stock.

On March 21, 2024, the Company issued 15,000 shares of common stock for services performed as of December 31, 2023 to MZHCI, LLC related to an investor relations consulting agreement.

2023 Equity Incentive Plan

The Company has adopted the 2023 Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting held in December 2023. Details on the equity incentive plan were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024.

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the equity incentive plan is 4,080,000 as of March 31, 2024. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year.

The Company had the following stock option activity during the three months ended March 31, 2024:

On March 5, 2024, the Company granted stock options to purchase an aggregate of 200,000 shares of common stock with an exercise price of $1.65, and which vest over four years and expire on March 31, 2029.

During the three months ended March 31, 2024, the Company granted stock options to four employees to purchase an aggregate of 250,000 shares of common stock with an exercise price of $6.08 and which vest primarily quarterly over four years and expire on March 31, 2034.

Stock option activity for the three months ended March 31, 2024 was as follows:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of December 31, 2023	4,664,589	$0.55
Granted	450,000	4.11
Outstanding as of March 31, 2024	5,114,589	$0.86

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2024:

		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,646,410	4.13	$0.12	2,646,410	$0.12	4.13
0.57	1,022,963	4.22	0.57	1,022,963	0.57	4.22
1.49-1.65	1,170,403	8.19	1.64	449,625	1.64	8.19
1.90	49,813	3.73	1.90	3,113	1.90	3.73
6.59	225,000	9.99	6.59	-	-	9.99
	5,114,589	5.33	$0.86	4,122,111	$0.40	5.33

There are 5,114,589 options to purchase common stock at an average exercise price of $0.86 per share outstanding as of March 31, 2024 under the 2023 Equity Incentive Plan. The Company recorded $135,227 and $136,709 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2024 and 2023, respectively, in accordance with ASC 718. As of March 31, 2024, there is $1,390,715 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately 5.33 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants for the three months ended March 31, 2024 were as follows:

Assumptions	3/31/2024
Estimated stock price	$1.49-$6.59
Exercise price	$1.49-$6.59
Dividend yield	0%
Expected life	5-10 years
Expected volatility	69%
Risk free interest rate	4.23%

There were stock incentive plan awards outstanding at March 31, 2024 totaling 5,114,589 shares with an aggregate intrinsic value of $29,301,777.

As of March 31, 2024 and December 31, 2023 there were 1,758,000 SARs outstanding. There were no SAR grants in the three months ended March 31, 2024 or the year ended December 31, 2023.

Warrants to Purchase Common Stock

See Note 12 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the three months ended March 31, 2024:

In connection with the issuance of the Platinum convertible note, the Company also issued to Platinum an amended and restated common stock purchase warrant dated February 2, 2024 to purchase 189,334 shares of common stock at an exercise price per share of $3.69717. The term of the Platinum warrant expires on June 22, 2028. The Platinum convertible note may not be converted, and the Platinum warrant may not be exercised, to the extent that after giving effect to such conversion and/or exercise, Platinum (together with its affiliates) would beneficially own in excess of 4.99% of the common stock outstanding immediately after giving effect to such conversion and/or exercise. On March 18, 2024, Platinum exercised the Platinum warrant and received 137,367 shares of common stock. Platinum forfeited 51,967 shares.

A summary of the warrants outstanding as of March 31, 2024 were as follows:

	March 31, 2024
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding January 1, 2024	19,443,314	$10.16
Issued	135,534	3.70
Exercised	(162,867)	(4.92)
Forfeited	(51,967)	(3.70)
Expired	-	-
Outstanding at March 31, 2024	19,364,014	$10.15
Exercisable at March 31, 2024	19,364,014

The following table summarizes information about warrants outstanding and exercisable as of March 31, 2024:

	March 31, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
2,689,902	4.10	$1.770	2,689,902	$1.77
515,000	4.72	11.500	515,000	11.50
16,159,112	4.72	11.500	16,159,112	11.50

19,364,014	4.70	$10.148	19,364,014	$10.15

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued for the three months ended March 31, 2024 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-5 years
Expected volatility	69%
Risk free interest rate	4.23%

There were vested warrants of 19,364,014 with an aggregate intrinsic value of $12,965,328.

Earnout Liability

See Note 13 for common stock shares related to earnout liability.

In addition, a portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the earnout milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During the three months ended March 31, 2024, the Company stock-based compensation expense for the vesting of earnout shares was $133,762. As of March 31, 2024, unrecognized compensation cost related to unvested earnout shares totaled $2,541,461. The weighted average period over which this remaining compensation cost is expected to be recognized is 4.6 years.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $50,102 and $45,996 of contributions during the three months ended March 31, 2024 and 2023, respectively.

8. Related Party Transactions

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang advanced Airship AI $1,000,000 and was repaid $1,000,000, with $1,750,000 recorded as advances from founders as of March 31, 2024. The advances are non-interest bearing and the Company expects to pay the balance off within a one year period.

9. Commitments, Contingencies and Legal Proceedings

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

On January 1, 2021, the Company leased offices located in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment was $4,828. The monthly payment increases approximately 3%-6% annually thereafter. The lease expired on February 28, 2024. On February 29, 2024, the Company extended the lease and the net monthly payment is $6,488. The lease expires on July 29, 2024.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2024 and December 31, 2023, total operating lease liabilities was approximately $1,051,367 and $1,118,578, respectively. Right of use assets totaled approximately $1,024,513 and $1,104,804 at March 31, 2024 and December 31, 2023, respectively. Current lease liabilities were $180,875 and $174,876 at March 31, 2024 and December 31, 2023, respectively. In the three months ended March 31, 2024 and 2023, the Company recognized $98,943 and $162,414 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was forty three months at March 31, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of March 31, 2024 are as follows:

Years Ended March 31,
2025	$247,970
2026	362,224
2027	373,108
2028	222,591
Total remaining payments	1,205,893
Less Imputed Interest	(154,526)
Total lease liability	$1,051,367

Employment Agreement

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

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2024 and 2023.

The Company’s effective tax rate was 0% for the three months ended March 31, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2024 and 2023 primarily relates to the valuation allowance on the Company’s deferred tax assets.

For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

As of March 31, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

11. Reverse Recapitalization

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

The merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, BYTS, who was the legal acquirer, was treated as the “acquired” company for accounting purposes and Airship AI was treated as the accounting acquirer. Accordingly, the merger was treated as the equivalent of Airship AI issuing shares at the closing of the merger for the net assets of BYTS as of the closing date, accompanied by a recapitalization. The net assets of BYTS was stated at historical cost, with no goodwill or other intangible assets recorded. Airship AI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

•	Airship AI’s stockholders have the majority voting interest in the combined company;

•	The board of the post-merger company is composed of one (1) director designated by BYTS and four (4) directors designated by Airship AI;

•	Airship AI’s senior management is the senior management of the post-merger company;

•	The business of Airship AI comprises the ongoing operations of post-merger company; and

•	Airship AI is the larger entity, in terms of substantive assets.

The table below summarizes the shares of common stock issued immediately after the closing of the merger as well as the impact on the consolidated statement of stockholders’ equity as of December 21, 2023:

				Additional	Accumulated
	Shares	Par Amount	Common Stock	Paid in Capital	Deficit
SPAC Financing	8,891,718	$0.0001	$889	$8,315,186	$-
Transaction expenses (1)	532,986	0.0001	53	(6,651,674)	(894,662)
Earnout liability				(4,470,918)	(22,638,859)
Warrants liability				(2,009,105)	-
Reverse capitalization on December 21, 2023 (1)	9,424,704		$942	$(4,816,511)	$(23,533,521)

(1) Adjusted for correction of transaction expense discussed below.

Immaterial Revision of Prior Period Financial Information

In connection with the preparation of its consolidated financial statements, the Company identified an immaterial error related to the classification of prepaid expenses and transaction expenses (classified in accumulated deficit as reverse recapitalization). In accordance with SAB No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements,” the Company evaluated the error and determined that the impact was not material to its financial statements for the prior annual and current interim period, accordingly the Company revised the prior period financial information for comparative purposes. The revision does not impact the consolidated statements of operations and comprehensive loss. A summary of the revision to the Company’s previously reported consolidated balance sheets is included below for comparative purposes:

	As of December 31, 2023
	As Reported	Adjustment	As Revised
Prepaid expenses and other	$913,030	$(894,662)	$18,368
Total current assets	5,693,577	(894,662)	4,798,915
Total assets	6,982,575	(894,662)	6,087,913
Accumulated deficit	(16,582,038)	(894,662)	(17,476,700)
Total stockholders' deficit	(16,592,565)	(894,662)	(17,487,227)

The revision had no impact to cash provided by operating activities in such period.

12. Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2024, there were 515,000 private placement warrants and 16,159,112 public warrants outstanding.

Details on the warrants were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of March 31, 2024:

	Number of Shares	Exercise Price	Expiration Date	Fair Value
Public Warrants	16,159,112	$11.50	December 21, 2028	$7,311,998
Private Warrants	515,000	$11.50	December 21, 2028	203,078
				$7,515,076

13. Earnout Liability

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

(C)

50% of the earnout shares if, at any time during the period starting on the closing date and ending on the fifth anniversary of the closing date, over any twenty (20) trading days within any thirty (30) trading day period the volume weighted average price (“VWAP”) of the common stock is greater than or equal to $12.50 per share (the “First Share Price Performance Milestone”); and

(D)

50% of the earnout shares if, at any time during the period starting on the closing date and ending on the fifth anniversary of the closing date, over any twenty (20) trading days within any thirty (30) trading day period the VWAP of the common stock is greater than or equal to $15.00 per share (the “Second Share Price Performance Milestone”).

Further, the earnout milestones are also considered to be met if the Company undergoes a change of control. A change of control is defined as (i) any transaction or series of related transactions that results in any Person or “group” (within the meaning of Section 13(d)(3) of the Exchange Act) acquiring equity interests that represent more than 50% of the total voting power of the Company or (ii) a sale or disposition of all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis.

Notwithstanding anything in the Merger Agreement to the contrary, any earnout shares issuable under the Merger Agreement to a Airship AI securityholder in respect of each Airship AI option or Airship AI SAR held by such holder as of immediately prior to the effective time of the merger shall be earned by such holder on the later of (i) the occurrence of the applicable earnout milestone, and (ii) the date on which the option in respect of such Airship AI option or SAR in respect of such Airship AI SAR, as applicable, becomes vested pursuant to its applicable vesting schedule, but only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Company or one of its subsidiaries through such date. Notwithstanding the foregoing, any earnout shares that are not earned by a Airship AI securityholder in respect of its options or SARs on or before the fifth anniversary of the closing date of the merger shall be forfeited without any consideration. Any earnout shares that are forfeited pursuant to the Merger Agreement shall be reallocated to the other Airship AI securityholders who remain entitled to receive earnout shares in accordance with their respective earnout pro rata shares.

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

At the closing of the merger on December 21, 2023, the earnout liability had an initial fair value of $27,109,777, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the earnout liability had decreased to $5,133,428 as a result of the decline in the Company’s share price since the closing of the merger. As of March 31, 2024, the estimated fair value of the earnout liability increased to $26,618,278 primarily due to the increase in the Company’s share price, which resulted in a loss due to the change in fair value of the earnout liability of $21,484,850 and is recorded on the consolidated statements of operations and comprehensive loss. See Note 14– Fair Value Measurements for more information.

As of March 31, 2024, the earnout shares were not earned as none of the earnout milestones have been met.

14. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2024:

		March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout liability	$-	$-	$26,618,278	$26,618,278
Senior Secured Convertible Promissory Notes	-	-	4,204,743	4,204,743
Warrant liability (Public Warrants)	7,311,998	-	-	7,311,998
Warrant liability (Private Warrants)	-	203,078	-	203,078
Total liabilities measured at fair value	$7,311,998	$203,078	$30,823,021	$38,338,097

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2023:

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

	March 31, 2024	December 31, 2023
Stock price	$6.59	$1.70
Risk-free interest rate	4.23%	3.84%
Expected term (in years)	4.8	5
Expected volatility	69.3%	75.9%
Dividend yield	0%	0%

The assumptions also included the probability of meeting the federal law enforcement agency growth milestone at 100%.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

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

	March 31, 2024	December 31, 2023
Stock price	$6.59	1.70
Effective discount rate	13.07%	12.95%
Expected term (in years)	0.23	0.48 to 0.75
Expected volatility	53.7%	62.5%
Dividend yield	0%	0%

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

15. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2024, there were no material transactions that require disclosure.

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

Recent Developments

On June 27, 2023, BYTS entered into the Merger Agreement with Merger Sub and Airship AI. The Merger Agreement was amended on September 22, 2023. On December 21, 2023, the merger with BYTS closed. Airship AI Holdings, Inc. became the accounting acquiror and the combined entity became the successor SEC registrant under the ticker symbol “AISP”.

Fair Value Transactions

As a result of the merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 14– Fair Value Measurements for more information.

Liability as of
March 31, 2024

Earnout liability	$26,618,278
Senior Secured Convertible Promissory Notes	4,204,743
Warrant liability (Public Warrants)- exerciseable at $11.50 per share	7,311,998
Warrant liability (Private Warrants)- exerciseable at $11.50 per share	203,078
Total liabilities measured at fair value	$38,338,097

Other expense related to instruments recorded at fair value during the three months ended March 31, 2024	$30,371,318

Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2024, there were 515,000 private placement warrants and 16,159,112 public warrants outstanding. The warrants are exerciseable at $11.50 per share. See Note 12– Private Placement and Public Warrants for more information.

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

Principal Factors Affecting Our Financial Performance

We believe the following factors and trends may cause previously reported financial information not to be necessarily indicative of future operating results or future financial conditions:

•	Increase in the sales of lower margin solutions as we expand our operational footprint. While our current focus remains on expanding our AI driven software application portfolio, opportunities will continue to present themselves to provide those software-based solutions as part of a larger hardware-based turn-key solutions where Airship AI can provide a unique value-add to the customer. While these solutions will positively affect revenue we anticipate our operating profits in future periods may be adversely affected as compared to previous years due to the lower operating margin for hardware versus software applications.

•	Challenges due to geo-political driven supply-chain constraints. While many of the COVID-19 driven supply chain issues have been resolved, challenges to the timely production and delivery of Taiwan based products we utilize for our edge AI platform due to geo-political factors is a concern looking forward. In the event that our suppliers are unable to provide timely delivery of those supplies it will significantly impact our ability to meet delivery schedules for existing and anticipated edge AI hardware-based solutions.

•	Near-term impacts due to merger and acquisition activity. If Airship AI merges with or acquires another company, it is reasonably expected that there will be increased operating expenses and costs associated with the merger that could negatively impact operating profits in the future periods immediately following the M&A event. The extent and longevity of those impacts is not possible to quantify.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2024 and 2023.

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023	$ Variance	% Variance

Net revenues	$10,575	$2,939	$7,636	259.8%
Cost of net revenues	7,947	2,135	(5,812)	-272.2%
Gross profit	2,628	804	1,824	226.9%
Research and development expenses	695	674	(21)	-3.1%
Selling, general and administrative expenses	3,335	1,832	(1,503)	-82.0%
Total operating expenses	4,030	2,506	(1,524)	-60.8%
Operating loss	(1,402)	(1,702)	300	17.6%
Other income (expense):
Loss from change in fair value of warrants	(6,847)	-	(6,847)	-100.0%
Loss from change in fair value of earnout liability	(21,485)	-	(21,485)	-100.0%
Loss from change in fair value of convertible debt	(2,039)	-	(2,039)	-100.0%
Loss on note conversion	(159)	-	(159)	-100.0%
Interest expense	(32)	(5)	(27)	-540.0%
Other expense	-	(5)	5	100.0%
Total other expense, net	(30,562)	(10)	(30,552)	305520.0%
Loss before income taxes	(31,964)	(1,712)	(30,252)	-1767.1%
Income tax benefit (expense)	-	-	-	-
Net loss	$(31,964)	$(1,712)	$(30,252)	-1767.1%

Net Revenues — Revenues for the three months ended March 31, 2024 increased $7,636,000 to $10,575,000 as compared to $2,939,000 for the three months ended March 31, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $13 million from which we shipped and started receiving cash in the first quarter of 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended March 31, 2024, cost of sales increased $5,812,000 to $7,947,000 as compared to $2,135,000 for the three months ended March 31, 2023. The increase was due to higher product sales and product mix with high equipment purchases during the three months ended March 31, 2024.

Research and Development Expenses — Research and development expenses for the three months ended March 31, 2024 increased $21,000 to $695,000 as compared to $674,000 for the three months ended March 31, 2023.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2024 increased $1,503,000 to $3,335,000 as compared to $1,832,000 for the three months ended March 31, 2023. The increase was due to (i) increased insurance costs of $291,000; (ii) increased professional fees of $582,000, primarily related to the merger and the Nasdaq listing; and (iii) increased other operating --expenses of $630,000.

Other Expense — Other expense for the three months ended March 31, 2024 was $30,562,000 as compared to other expense of $10,000 for the three months ended March 31, 2023. Other expense for the three months ended March 31, 2024 consisted of (i) loss from change in fair value of warrant liability of $6,847,000; (ii) loss from change in fair value of earnout liability of $21,485,000; (iii) loss from change in fair value of convertible debt of $2,039,000; (iv) loss on note conversion of $159,000; and (iv) noncash interest of $32,000.

Other expense for the three months ended March 31, 2023 related primarily to interest and other expense of $10,000.

Net Loss — Net loss for the three months ended March 31, 2024 was $31,964,000 as compared to net loss of $1,712,000 for the three months ended March 31, 2023. The net loss primarily related to noncash charges of $30,881,000. Noncash charges include (i) depreciation of $2,000; (ii) stock based compensation of $269,000; (iii) net amortization of operating lease right of use asset of $81,000; (iv) loss from change in warrant liability of $6,847,000; (v) loss from change in earnout liability of $21,485,000; (vi) loss from change in fair value of convertible note of $2,039,000; and (vii) loss on note conversions of $159,000.

Liquidity and Capital Resources as of March 31, 2024 and December 31, 2023

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We formally evaluated our liquidity and cash position most recently in May 2024 when preparing our March 31, 2024 unaudited financial statements. During this process we concluded, based upon existing assets and liabilities, our order backlog and projections, plus the ability to borrow in short term loans from our founder, that we would be able to operate at least for the next twelve months. We have received purchase orders from various federal government agency customers totaling over $13 million from which we shipped and started receiving cash in the first quarter of 2024.

As of March 31, 2024, we had cash of approximately $1,726,000. We have incurred losses from operations the past few years and had an accumulated deficit of $49,441,000 as of March 31, 2024. The accumulated deficit includes noncash charges of $30,881,253 and $19,626,884 for the three months ended March 31, 2024 and the year ended December 31, 2023. We also had at March 31, 2024 an adjusted working capital deficit of approximately $2,000,000. The adjusted net working capital deficit excludes current deferred revenue totaling $3,742,000 and convertible debt totaling $4,205,000 (which we expect to be converted to equity). We have primarily funded its operations from operating cash, proceeds from debt borrowings, advances from founders, and proceeds from the merger.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $1,695,000. This amount was primarily related to (i) net loss of $31,964,000; and (ii) net working capital reductions of $611,000; offset by (iii) noncash charges of $30,881,000. Noncash charges include (iv) depreciation of $2,000; (v) stock based compensation of $269,000; (vi) net amortization of operating lease right of use asset of $81,000; (vii) loss from change in warrant liability of $6,847,000; (viii) loss from change in earnout liability of $21,485,000; (ix) loss from change in fair value of convertible note of $2,039,000; (x) loss on note conversions of $159,000.

Net cash used in operating activities for the three months ended March 31, 2023 was $990,000. This amount was primarily related to (i) a net loss of $1,712,000; offset by (ii) net working capital increases of $376,000; and (iii) noncash charges of $346,000. Noncash charges include (iii) depreciation of $3,000; (iv) stock based compensation of $137,000; and (v) net amortization of operating lease right of use asset of $206,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $293,000 and consisted proceeds from warrant exercise.

Net cash provided by financing activities for the three months ended March 31, 2023 was $865,000 and consisted of founders advances of $950,000 and repayment of small business loan and line of credit of $84,000.

Our contractual cash obligations as of March 31, 2024 (excluding debt financing arrangements below) are summarized in the table below:

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,382,081	$424,158	$735,332	$222,591

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

Mr. Huang has committed to providing additional temporary funding if it is necessary.

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the three months ended March 31, 2024 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level

b) Inherent Limitations on Internal controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost.

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2024, we had the following sales of unregistered sales of equity securities:

On March 5, 2024, we issued 70,502 shares of common stock upon the conversion of a convertible promissory note issued by us to Geng Cui in a private placement on October 3, 2023 in the principal amount of $250,000 (and accrued interest) at a conversion price per share of $4.00. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On March 5, 2024, we issued 98,702 shares of common stock upon the conversion of a convertible promissory note issued by us to Kelly and Finley White in a private placement on October 3, 2023 in the principal amount of $350,000 (and accrued interest) at a conversion price per share of $4.00. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On March 21, 2024, we issued 15,000 shares of common stock valued at $25,500 as of December 31, 2023 to MZHCI, LLC related to an investor relations consulting agreement. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1

Amended and Restated Senior Secured Convertible Promissory Note issued February 2, 2024 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.2

Amended and Restated Security Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.3

Amended and Restated Guaranty dated February 2, 2024 between Airship AI Holdings, Inc., Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.4

Amended and Restated Subordination Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.5	Executive Employment Agreement, dated as of March 1, 2024, between Airship AI Holdings, Inc. and Mark Scott.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024

Airship AI Holdings, Inc.
/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

