Form 10-Q
period 2024-06-30
Airship AI Holdings, Inc.
filed 2024-08-14
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

(877) 462-4250
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AISP	The Nasdaq Stock Market LLC
Warrant	AISPW	The Nasdaq Stock Market LLC

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

As of  August 14, 2024, there were a total of 23,736,027 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2024 and December 31, 2023

	June 30, 2024	12/31/2023 (1)
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$226,750	$3,124,413
Accounts receivable, net of provision for credit losses of $0	3,440,121	1,648,904
Prepaid expenses and other	494,616	18,368
Income tax receivable	9,640	7,230
Total current assets	4,171,127	4,798,915

PROPERTY AND EQUIPMENT, NET	-	1,861

OTHER ASSETS
Other assets	180,432	182,333
Operating lease right of use asset	953,713	1,104,804

TOTAL ASSETS	$5,305,272	$6,087,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,505,442	$2,908,472
Advances from founders	2,550,000	1,750,000
Accrued expenses	161,406	200,531
Senior Secured Convertible Promissory Notes	2,675,919	2,825,366
Current portion of operating lease liability	198,002	174,876
Deferred revenue- current portion	3,791,970	4,008,654
Total current liabilities	10,882,739	11,867,899

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	795,993	943,702
Warrant liability	5,972,729	667,985
Earnout liability	11,741,351	5,133,428
Deferred revenue- non-current	3,878,997	4,962,126
Total liabilities	33,271,809	23,575,140

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 23,736,027 and 22,812,048 shares issued and outstanding as of June 30, 2024 and December 31, 2023	2,372	2,281
Additional paid in capital	3,014,089	-
Accumulated deficit	(30,979,174)	(17,476,700)
Accumulated other comprehensive loss	(3,824)	(12,808)
Total stockholders' deficit	(27,966,537)	(17,487,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,305,272	$6,087,913

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
NET REVENUES:
Product	$5,358,808	$1,805,163	$14,757,584	$3,639,329
Post contract support	1,042,223	964,855	2,218,462	2,069,286
	6,401,031	2,770,018	16,976,046	5,708,615
COST OF NET REVENUES:
Cost of Sales	1,306,386	557,792	9,095,795	2,135,958
Post contract support	588,438	538,889	745,917	1,095,040
	1,894,824	1,096,681	9,841,712	3,230,999
GROSS PROFIT	4,506,207	1,673,337	7,134,334	2,477,616
RESEARCH AND DEVELOPMENT EXPENSES	702,771	665,203	1,398,137	1,339,283
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,827,120	4,092,646	6,162,414	5,925,016
TOTAL OPERATING EXPENSES	3,529,891	4,757,849	7,560,551	7,264,299
OPERATING INCOME (LOSS)	976,316	(3,084,512)	(426,217)	(4,786,683)
OTHER INCOME (EXPENSE):
Gain (loss) from change in fair value of earnout liability	14,876,927	-	(6,607,923)	-
Gain (loss) from change in fair value of warrant liability	1,542,347	-	(5,304,744)	-
Gain (loss) from change in fair value of convertible debt	1,527,193	-	(512,184)	-
Loss on note conversion	-	-	(158,794)	-
Interest expense, net	(421,500)	(19,005)	(453,324)	(19,005)
Other (expense) income	(39,288)	238	(39,288)	(9,767)
Total other income (expense), net	17,485,679	(18,767)	(13,076,257)	(28,772)

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	18,461,995	(3,103,279)	(13,502,474)	(4,815,455)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	18,461,995	(3,103,279)	(13,502,474)	(4,815,455)

OTHER COMPREHENSIVE INCOME
Foreign currency translation income, net	3,239	-	8,984	42,551

TOTAL COMPREHENSIVE INCOME (LOSS)	$18,465,234	$(3,103,279)	$(13,493,490)	$(4,772,904)

NET INCOME (LOSS) PER SHARE:
Basic	$0.80	$(0.14)	$(0.59)	$(0.21)
Diluted	$0.58	$(0.14)	$(0.59)	$(0.21)

Weighted average shares of common stock outstanding
Basic	23,220,709	22,812,048	23,059,598	22,812,048
Diluted	30,272,228	22,812,048	23,059,598	22,812,048

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2024 and 2023

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2023	22,812,048	$2,281	$1,963,727	$(10,314,313)	$(10,106)	$(8,358,411)
Stock-based compensation	-	-	136,709	-	-	136,709
Net loss	-	-	-	(1,712,176)	-	(1,712,176)
Balance as of March 31, 2023	22,812,048	2,281	2,100,436	(12,026,489)	(10,106)	(9,933,878)
Stock-based compensation- stock option grants	-	-	136,709	-	-	136,709
Stock based compensation- warrants	-	-	2,136,115	-	-	2,136,115
Foreign currency translation gain	-	-	-	-	42,551	42,551
Net loss	-	-	-	(3,103,279)	-	(3,103,279)
Balance as of June 30, 2023	22,812,048	2,281	4,373,260	(15,129,768)	32,445	(10,721,782)

Balance as of January 1, 2024	22,812,048	2,281	-	(17,476,700)	(12,808)	(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	2,314	1,397,815	(49,441,169)	(9,569)	(48,050,609)
Stock-based compensation	-	-	261,636	-	-	261,636
Issuance of common stock for services	50,000	5	198,495	-	-	198,500
Issuance of common stock for exercise of warrants	100	-	800	-	-	800
Issuance of common stock for stock options exercise	294,448	29	146,943	-	-	146,972
Issuance of common stock for debt interest payment	232,360	23	1,008,400	-	-	1,008,423
Foreign currency translation gain	-	-	-	-	5,745	5,745
Net income	-	-	-	18,461,995	-	18,461,995
Balance as of June 30, 2024	23,736,027	$2,372	$3,014,089	$(30,979,174)	$(3,824)	$(27,966,537)

The shares of the Company’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.7581 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,502,474)	$(4,815,455)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861	7,440
Stock-based compensation- stock option grants	530,625	273,418
Stock-based compensation- warrants	-	2,136,115
Amortization of operating lease right of use asset	151,091	358,199
Issuance of common stock for services	198,500
Noncash interest expense	521,582
Loss from change in fair value of warrant liability	5,304,744	-
Loss from change in fair value of earnout liability	6,607,923	-
Loss from change in fair value of convertible note	512,184	-
Loss on note conversions	158,794	-
Changes in operating assets and liabilities:
Accounts receivable	(1,791,217)	40,554
Prepaid expenses and other	11,394	(159)
Other assets	1,901	-
Operating lease liability	(124,583)	(302,233)
Payroll and income tax receivable	(2,410)	962,793
Accounts payable - trade and accrued expenses	(1,426,970)	(66,397)
Accrued income tax expense	-	(10,000)
Deferred revenue	(1,299,813)	678,623
NET CASH USED IN OPERATING ACTIVITIES	(4,146,868)	(737,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory note	-	1,984,582
Proceeds from warrant exercise	293,249	-
Advances from founders, net	800,000	1,100,000
Proceeds from stock option exercises	146,972	-
Repayment of small business loan and line of credit	-	(424,540)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,240,221	2,660,042

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,906,647)	1,922,940

Effect from exchange rate on cash	8,984	41,306

CASH AND CASH EQUIVALENTS, beginning of period	3,124,413	298,614

CASH AND CASH EQUIVALENTS, end of period	$226,750	$2,262,860

Supplemental disclosures of cash flow information:
Interest paid	$-	$5,064
Taxes paid	$2,410	$14,837

Noncash investing and financing
Elimination of advances to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Elimination of payables to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Issuance of common stock for debt interest payment	487,642
Issuance of common stock for debt conversion	$835,610	$-
Recognition of warrant liability	$-	$15,418

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

	Liability as of	Liability as of
	June 30, 2024	December 31, 2023

Earnout liability	$11,741,351	$5,133,428
Senior Secured Convertible Promissory Notes	2,675,919	2,825,366
Warrant liability (Public Warrants)	144,120	646,428
Warrant liability (Private Warrants)	5,828,609	21,557
Total liabilities measured at fair value	$20,389,999	$8,626,779

Other loss related to instruments recorded at fair value during the six months ended June 30, 2024	$(12,424,851)

Other loss related to instruments recorded at fair value during the six months ended June 30, 2023	$-

Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

The Company employed 51 employees as of June 30, 2024. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed 8 research and development personnel in Taiwan as of June 30, 2024.

Liquidity

The Company has incurred losses from operations the past few years and had an accumulated deficit of $30,979,174 as of June 30, 2024. The Company also had at June 30, 2024 a working capital deficit of approximately $6,712,000. The net working capital deficit included a couple of items that are expected to require limited cash outlays in the future, including the current deferred revenue totaling $3,791,970 and convertible debt totaling $2,675,919, which the Company expects to be converted to equity.

The Company has received purchase orders from various federal government agency customers totaling over $16 million from which it started shipping in the first and second quarters of 2024.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended June 30, 2024 and 2023, the Company recognized revenue of $80,236 and $40,608, respectively, related to one-year support contracts. For the three months ended June 30, 2024 and 2023, the Company recognized revenue of $961,987 and $924,247, respectively, related to multi-year support contracts. For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $139,597 and $81,215, respectively, related to one-year support contracts. For the six months ended June 30, 2024 and 2023, the Company recognized revenue of $2,078,865 and $1,988,071, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $3,791,970 and $3,878,997 as of June 30, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $1,000,090 and $2,166,588 during the three and six months ended June 30, 2024, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of June 30, 2024 and December 31, 2023, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of June 30, 2024 and December 31, 2023 were $3,440,121 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the six months ended June 30, 2024, the Company had revenue from 36 customers and two customer represented 72% and 11% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the six months ended June 30, 2024 was due to one large order received in late 2023 which was fulfilled in the six months ended June 30, 2024. As of June 30, 2024, four customers represent approximately 49%, 20%, 11% and 10% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the six months ended June 30, 2023, two customers represented 60% and 18% of total revenue. The primary reason for the high level of customer concentration for the six months ended June 30, 2023 was due to the lag-time in delivering on a large order received in late 2022 from one division of a customer which was not fulfilled until 2023. As of December 31, 2023, three customers represent approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of June 30, 2024 and December 31, 2023, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the six months ended June 30, 2024 and 2023.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $702,771 and $665,203 for the three months ended June 30, 2024 and 2023, respectively, on development activities. The Company incurred research and development expenses of $1,398,137 and $1,339,283 for the six months ended June 30, 2024 and 2023, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of June 30, 2024 and December 31, 2023.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended June 30, 2024 and 2023 were $66,863 and $3,500, respectively. Advertising and marketing costs for the six months ended June 30, 2024 and 2023 were $89,321 and $53,328, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2024 and December 31, 2023 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Note, earnout liability, and the warrants that were issued with the Convertible Promissory Note at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively. The method of determining the fair value of the Senior Secured Convertible Promissory Note and attached warrants is described below.

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

Accounting for Senior Secured Convertible Promissory Notes at Fair Value

The Company has elected the fair value option to account for the senior secured convertible note that was issued on June 22, 2023 and the convertible notes that were issued in October and November 2023 and record them at fair value with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. As of June 30, 2024, the Company has used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. For the six months ended June 30, 2024, the Company recognized an unrealized loss of $512,184 for the change in fair value of the notes and is included in the Consolidated Statements of Operations and Comprehensive Loss. The Company believes accounting for the convertible notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

Comprehensive Gain

Comprehensive gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive gain of $3,239 and $0 related foreign exchange translation for the three months ended June 30, 2024 and 2023, respectively. There was other comprehensive gain of $8,984 and $42,551 related foreign exchange translation for the six months ended June 30, 2024 and 2023, respectively.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the three and six months ended June 30, 2024 and 2023 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants, convertible notes payable and stock appreciation rights) outstanding during the period using the treasury stock method for the three months ended June 30, 2024. Common stock equivalents for the six months ended June 30, 2024 and 2023 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive.

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

3. Advances due to and from Founders

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and was repaid $1,300,000, with $2,550,000 recorded as advances from founders as of June 30, 2024. The advances are non-interest bearing and the Company expects to pay the balance off within a one year period.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended June 30, 2024 and 2023 consisted of approximately $5.4 million and $1.8 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s net revenues for the six months ended June 30, 2024 and 2023 consisted of approximately $14.8 million and $3.6 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue for the three months ended June 30, 2024 and 2023 of approximately $1 million and $0.96 million, respectively, related to PCS revenue and other services which are transferred over time. The Company’s remaining net revenue for the six months ended June 30, 2024 and 2023 of approximately $2.2 million and $2.1 million, respectively, related to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of June 30, 2024 and December 31, 2023, there were no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $3,791,970 and $3,878,997 as of June 30, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $1,000,090 and $2,166,588 during the three and six months ended June 30, 2024, respectively.

Remaining Performance Obligations

As of June 30, 2024, the Company had approximately $7.7 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 27% of its remaining performance obligations as revenue in fiscal 2024 and the remaining 73% in fiscal 2025 and years thereafter.

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

5. Notes Payable, Line of Credit and Convertible Notes Payable

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partners, Inc. As a condition of funding, the Company paid off three small notes and accounts payable totaling $374,000. At the option of the holder, the note is convertible into cash, common stock or a combination of cash and stock. The conversion into the Company’s common stock was $6.50 per share as of December 31, 2023. The repayment amount of the note is 110% ($2,200,000) and had an original maturity date of June 22, 2024. Interest on the note is 6% per annum calculated on 360 days. In connection with the convertible notes transaction, the Company issued warrants to purchase 53,800 shares of common stock with an exercise price of $6.50 upon the conclusion of the BYTS merger. The value of the warrants totaled $15,418 and reduced the fair value of the convertible promissory notes.

On February 2, 2024, the Company issued in a private placement an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000. The Platinum convertible note amends and restates in its entirety the senior secured convertible promissory note issued to Platinum in the principal amount of $2,000,000 on June 22, 2023. The repayment amount of the Platinum convertible note is 110% of the principal amount ($2,200,000) and had an original maturity date of June 22, 2024. Interest accrues on the Platinum convertible note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the principal amount of the Platinum convertible note plus any accrued but unpaid interest is convertible into shares of common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the Platinum convertible note, and (ii) 65% of the VWAP for the common stock for the preceding five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the Platinum convertible note. The Platinum convertible note contains “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

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

On June 22, 2024, the Company entered into an Extension Agreement related to the Platinum convertible note. The Extension Agreement extended the due date of the Platinum convertible note from June 22, 2024 to June 22, 2025. The Company issued 232,360 shares of the Company’s restricted common stock in payment of all interest and extension fees through June 22, 2025 with a value of $1,008,400. Approximately $487,000 of the total payment related to the future interest period and was recorded in prepaid expenses and others on the consolidated balance sheet. Subject to the terms and conditions of such Extension Agreement, for a period commencing on December 22, 2024 and ending at the close of business on December 22, 2025, Platinum has a one-time put right to have the Company purchase all or a portion of Platinum’s 232,360 restricted shares at $2.27518 per share. The Company granted piggyback registration rights to Platinum.

At the option of Platinum, the $2,000,000 principal amount of the note is convertible into shares of the Company’s common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the note, and (ii) 65% of the VWAP of the common stock for the five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the note. The note contains “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

The obligations under the note are secured by a blanket lien on all assets of the Company pursuant to an Amended and Restated Security Agreement dated February 2, 2024 and are guaranteed pursuant to an Amended and Restated Guaranty dated February 2, 2024. The Company also concurrently entered into an Amended and Restated Subordination Agreement.

On October 3, 2023, the Company issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes are convertible into cash, common stock or a combination of cash and stock. The repayment amount of the notes is 110% ($660,000) and mature on September 30, 2024. Interest on the notes is 6% per annum calculated on the basis of 360 days. On March 5, 2024, the two private investors converted senior secured convertible promissory notes with a face value of $600,000 and interest into 169,204 shares of the Company’s common stock valued at $835,610. The Company recognized a loss on debt conversion of $158,794 during the three and six months ended June 30, 2024.

The Company accounts for the notes under the fair value method of accounting and as of  June 30, 2024 and December 31, 2023, the notes were recorded at $2,675,919 and $2,825,366. During the six months ended June 30, 2024, the Company recorded an increase in the fair value of the convertible notes payable totaling $512,184 which was recorded as loss from change in fair value of convertible debt on the statement of operations and comprehensive loss. See Note 14 – Fair Value Measurements for more information.

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

Common Stock

As of June 30, 2024, there were 23,736,027 shares of common stock outstanding.

Six Months Ended June 30, 2024

During the six months ended June 30, 2024, the Company had the following sales of unregistered equity securities:

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

On May 16, 2024, the Company issued 50,000 shares of common stock to Pamria LLC for consulting and investor relations services.

On June 22, 2024, the Company entered into an extension agreement with Platinum Capital Partners Inc. to extend the maturity date of the Platinum convertible note to June 22, 2025. In consideration for entering into the extension agreement, the Company agreed to issue to Platinum 232,360 shares of common stock.

In June 2024, the Company issued an aggregate of 294,448 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

2023 Equity Incentive Plan

The Company has adopted the 2023 Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting held in December 2023. Details on the equity incentive plan were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024.

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the equity incentive plan is 4,080,000 as of June 30, 2024. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year.

The Company had the following stock option activity during the six months ended June 30, 2024:

During the six months ended June 30, 2024, the Company granted stock options to six employees to purchase an aggregate of 525,000 shares of common stock with an exercise price of $4.61 and which vest primarily quarterly over four years and expire on March 31, 2034.

Stock option activity for the six months ended June 30, 2024 was as follows:

	Options	Weighted Average	Potential
	Shares	Exercise Price	Proceeds
Outstanding as of December 31, 2023	4,664,589	$0.55	$2,545,765
Granted	525,000	4.61	2,420,750
Exercised	(294,448)	(0.50)	(146,972)
Outstanding as of June 30, 2024	4,895,141	$0.98	$4,819,543

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2024:

		Weighted			Weighted
		Average	Weighted		Average
Range of	Number	Remaining Life	Average	Number	Exercise Price
Exercise Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable
$0.12	2,495,803	3.84	$0.12	2,495,803	$0.12
0.57	922,963	4.02	0.57	922,963	0.57
1.49-1.65	1,126,562	7.93	1.64	483,625	1.64
1.90	49,813	3.48	1.90	6,227	1.90
6.59-7.61	300,000	9.75	6.84	18,750	6.84
	4,895,141	5.17	$0.98	3,927,367	$0.45

There were 4,895,141 options to purchase common stock at an average exercise price of $0.98 per share outstanding as of June 30, 2024 under the 2023 Equity Incentive Plan. The Company recorded $261,636 and $136,709 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2024 and 2023, respectively.  The Company recorded $530,625 and $273,418 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2024 and 2023, respectively, in accordance with ASC 718. As of June 30, 2024, there was $1,553,651 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 4.75-5.17 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the three months ended:

Assumptions	6/30/2024	3/31/2024
Estimated stock price	$7.61	$1.49-$6.59
Exercise price	$7.61	$1.49-$6.59
Dividend yield	0%	0%
Expected life	4 years	5-10 years
Expected volatility	69%	69%
Risk free interest rate	4.68%	4.23%

There were stock incentive plan awards outstanding at June 30, 2024 totaling 4,895,141 shares with an aggregate intrinsic value of $13,728,765.

As of June 30, 2024 and December 31, 2023 there were 1,758,000 SARs outstanding. There were no SAR grants in the six months ended June 30, 2024 or the year ended December 31, 2023.

Warrants to Purchase Common Stock

See Note 12 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the six months ended June 30, 2024:

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

During the six months ended June 30, 2024, investors exercised warrants for 25,600 shares of the Company’s common stock at $11.49 per share and the Company received proceeds of $293,249.

A summary of the warrants outstanding as of June 30, 2024 were as follows:

	June 30, 2024
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding January 1, 2024	19,443,314	$10.16
Issued	135,534	3.70
Exercised	(162,967)	(4.92)
Forfeited	(51,967)	(3.70)
Expired	-	-
Outstanding at June 30, 2024	19,363,914	$6.96

	June 30, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
2,689,902	3.85	$1.77	2,689,902	$1.77
515,000	4.42	7.80	515,000	7.80
16,159,012	4.42	7.80	16,159,012	7.80

19,363,914	4.40	$6.96	19,363,914	$6.96

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued for the six months ended June 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Expected life	3-5 years
Expected volatility	69%
Risk free interest rate	4.23%

Warrants for 19,363,914 shares had an aggregate intrinsic value of $4,895,622 as of June 30, 2024.

Earnout Liability

See Note 13 for common stock shares related to earnout liability.

In addition, a portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the earnout milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During the three and six months ended June 30, 2024, the Company stock-based compensation expense for the vesting of earnout shares was $133,761 and $267,522, respectively. As of June 30, 2024, unrecognized compensation cost related to unvested earnout shares totaled $2,407,702. The weighted average period over which this remaining compensation cost is expected to be recognized is 4.5 years.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $50,696 and $47,563 of contributions during the three months ended June 30, 2024 and 2023, respectively. The Company expensed $100,798 and $93,559 of contributions during the six months ended June 30, 2024 and 2023, respectively.

8. Related Party Transactions

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and was repaid $1,300,000, with $2,550,000 recorded as advances from founders as of June 30, 2024. The advances are non-interest bearing and the Company expects to pay the balance off within a one year period.

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

On January 1, 2021, the Company leased offices located in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment was $4,828. The monthly payment increases approximately 3%-6% annually thereafter. The lease expired on February 28, 2024. On February 29, 2024, the Company extended the lease and the net monthly payment is $6,488. The lease expires on August 29, 2024.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2024 and December 31, 2023, total operating lease liabilities was approximately $993,995 and $1,118,578,  respectively. Right of use assets totaled approximately $953,713 and $1,104,804 at June 30, 2024 and December 31, 2023, respectively. Current lease liabilities were $198,002 and $174,876 at June 30, 2024 and December 31, 2023, respectively. In the three months ended June 30, 2024 and 2023, the Company recognized $128,124 and $162,414 in total lease costs for the leases, respectively. In the six months ended June 30, 2024 and 2023, the Company recognized $227,067 and $324,828 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was forty three months at June 30, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of June 30, 2024 are as follows:

Years Ended June 30,
2025	$261,752
2026	364,885
2027	375,859
2028	128,397
Total remaining payments	1,130,893
Less Imputed Interest	(136,898)
Total lease liability	$993,995

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

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the six months ended June 30, 2024 and 2023.

The Company’s effective tax rate was 0% for the six months ended June 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2024 and 2023 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

12. Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding.

Details on the warrants were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of June 30, 2024:

	Number of Shares	Exercise Price	Expiration Date	Fair Value
Public Warrants	16,159,012	$7.80	December 21, 2028	5,828,609
Private Warrants	515,000	$7.80	December 21, 2028	144,120

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

At the closing of the merger on December 21, 2023, the earnout liability had an initial fair value of $27,109,777, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the earnout liability had decreased to $5,133,428 as a result of the decline in the Company’s share price since the closing of the merger. As of June 30, 2024, the estimated fair value of the earnout liability increased to $11,741,351 primarily due to the increase in the Company’s share price, which resulted in a loss due to the change in fair value of the earnout liability during the six months ended June 30, 2024 of $6,607,923 and is recorded on the consolidated statements of operations and comprehensive loss. See Note 14– Fair Value Measurements for more information.

As of June 30, 2024, the Company is currently evaluating the earnout shares to determine the first operating performance milestone has been met.

14. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2024:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Earnout liability	$-	$-	$11,741,351	$11,741,351
Senior Secured Convertible Promissory Notes	-	-	2,675,919	2,675,919
Warrant liability (Public Warrants)	5,828,609	-	-	5,828,609
Warrant liability (Private Warrants)	-	144,120	-	144,120
Total liabilities measured at fair value	$5,828,609	$144,120	$14,417,270	$20,389,999

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

	June 30, 2024	December 31, 2023
Stock price	$3.59	$1.70
Risk-free interest rate	4.33%	3.84%
Expected term (in years)	4.5	5
Expected volatility	62.9%	75.9%
Dividend yield	0%	0%

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

	June 30, 2024	December 31, 2023
Stock price	$3.59	1.70
Effective discount rate	14.83%	12.95%
Expected term (in years)	0.98	0.48 to 0.75
Expected volatility	56.9%	62.5%
Dividend yield	0%	0%

There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2024 and the year ended December 31, 2023.

15. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	June 30, 2024		June 30, 2023
	Three months ended	Six months ended	Three months ended	Six months ended
Net income (loss) - Basic	$18,461,995	$(13,502,474)	$(3,103,279)	$(4,815,455)
Less: interest expense and remeasurement of
convertible debt	(1,005,611)	-	-	-
Net income (loss) - Diluted	$17,456,384	$(13,502,474)	$(3,103,279)	$(4,815,455)
Weighted average shares outstanding:
Basic	23,220,709	23,059,598	22,812,048	22,812,048
Add: dilutive effect of convertible debt, stock options, SARs and Airship warrants	7,051,519	-	-	-
Diluted	30,272,228	23,059,598	22,812,048	22,812,048

Income (loss) per share
Basic	$0.80	$(0.59)	$(0.14)	$(0.21)
Diluted	$0.58	$(0.59)	$(0.14)	$(0.21)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	June 30, 2024	December 31, 2023
Public Warrants	16,159,012	16,184,612
Private Warrants	515,000	515,000
Convertible debt	-	452,240
Warrants	-	53,800
Outstanding stock options	300,000	-
	16,974,012	17,205,652

The 5,000,000 earnout shares are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved. As of June 30, 2024, the Company is currently evaluating the earnout shares to determine if the first operating performance milestone has been met.

As a result of the merger, the weighted-average number of shares of Common Stock used in the calculation of net income (loss) per share have been retroactively converted by applying the conversion ratio.

16. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2024, there were no material transactions that require disclosure.

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

	Liability as of	Liability as of
	June 30, 2024	December 31, 2023

Earnout liability	$11,741,351	$5,133,428
Senior Secured Convertible Promissory Notes	2,675,919	2,825,366
Warrant liability (Public Warrants)	144,120	646,428
Warrant liability (Private Warrants)	5,828,609	21,557
Total liabilities measured at fair value	$20,389,999	$8,626,779

Other loss related to instruments recorded at fair value during the six months ended June 30, 2024	$(12,424,851)

Other loss related to instruments recorded at fair value during the six months ended June 30, 2023	$-

Private Placement and Public Warrants

At the merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2024 and 2023.

(dollars in thousands)

	Three Months Ended June 30,
	2024	2023	$ Variance	% Variance

Net revenues	$6,401	$2,770	$3,631	131.1%
Cost of net revenues	1,895	1,097	(798)	-72.7%
Gross profit	4,506	1,673	2,833	169.3%
Research and development expenses	703	665	(38)	-5.7%
Selling, general and administrative expenses	2,827	4,092	1,265	30.9%
Total operating expenses	3,530	4,757	1,227	25.8%
Operating income (loss)	976	(3,084)	4,060	131.6%
Other income (expense):
Gain from change in fair value of warrants	1,542	-	1,542	100.0%
Gain from change in fair value of earnout liability	14,877	-	14,877	100.0%
Gain from change in fair value of convertible debt	1,527	-	1,527	100.0%
Interest expense	(421)	(19)	(402)	-2115.8%
Other expense	(39)	-	(39)	-100.0%
Total other income (expense), net	17,486	(19)	17,505	92131.6%
Income (loss) before income taxes	18,462	(3,103)	21,565	695.0%
Income tax benefit (expense)	-	-	-	-
Net income (loss)	$18,462	$(3,103)	$21,565	695.0%

Net Revenues — Net revenues for the three months ended June 30, 2024 increased $3,631,000 to $6,401,000 as compared to $2,770,000 for the three months ended June 30, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $13 million from which we partially shipped in the three months ended June 30, 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended June 30, 2024, cost of sales increased $798,000 to $1,895,000 as compared to $1,097,000 for the three months ended June 30, 2023. The increase was due to higher product sales. Gross profit increased due to product mix, with reduced equipment purchases and increased Outpost AI sales during the three months ended June 30, 2024.

Research and Development Expenses — Research and development expenses for the three months ended June 30, 2024 increased $38,000 to $703,000 as compared to $665,000 for the three months ended June 30, 2023.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended June 30, 2024 decreased $1,265,000 to $2,827,000 as compared to $4,092,000 for the three months ended June 30, 2023. The decrease was due to (i) increased insurance costs of $142,000; (ii) increased professional fees of $291,000, primarily related to the merger and the Nasdaq listing; (iii) issuance of common stock for services of $199,000; (iii) increased other operating --expenses of $114,000; and offset by (iv) decreased stock based compensation of $2,011,000. The stock based compensation expense during the three months ended June 30, 2023 included warrants to purchase common stock issued to Victor Huang and Derek Xu on May 8, 2023 for 765,000 shares to each of the founders valued at $2,136,115.

Other Income Expense — Other income for the three months ended June 30, 2024 was $17,486,000 as compared to other expense of $19,000 for the three months ended June 30, 2023. Other expense for the three months ended June 30, 2024 consisted of (i) gain from change in fair value of warrant liability of $1,542,000; (ii) gain from change in fair value of earnout liability of $14,877,000; (iii) gain from change in fair value of convertible debt of $1,527,000; and offset by (iv) interest expense $421,000; and (v) other expense of $39,000.

Other expense for the three months ended June 30, 2023 related primarily to interest and other expense of $19,000.

Net Income— Net income for the three months ended June 30, 2024 was $18,462,000 as compared to net loss of $3,103,000 for the three months ended June 30, 2023. The net income primarily related to noncash items of $16,894,000. Noncash items included (i) stock based compensation of $262,000; (ii) net amortization of operating lease right of use asset of $71,000; (iii) issuance of common stock for services of $198,000; (iv) noncash interest expense of $521,000; (v) gain from change in warrant liability of $1,542,000; (vi) gain from change in earnout liability of $14,877,000; and (vii) gain from change in fair value of convertible note of $1,527,000.

The net loss for the three months ended June 30, 2023 included noncash expenses of $2,775,000 primarily related to $2,136,115 stock compensation expense for warrants issued to founders.

The following table sets forth key components of our results of operations during the six months ended June 30, 2024 and 2023.

(dollars in thousands)

	Six Months Ended June 30,
	2024	2023	$ Variance	% Variance

Net revenues	$16,976	$5,709	$11,267	197.4%
Cost of net revenues	9,842	3,231	(6,611)	-204.6%
Gross profit	7,134	2,478	4,656	187.9%
Research and development expenses	1,398	1,339	(59)	-4.4%
Selling, general and administrative expenses	6,162	5,925	(237)	-4.0%
Total operating expenses	7,560	7,264	(296)	-4.1%
Operating loss	(426)	(4,786)	4,360	91.1%
Other income (expense):
Loss from change in fair value of warrants	(5,305)	-	(5,305)	-100.0%
Loss from change in fair value of earnout liability	(6,608)	-	(6,608)	-100.0%
Loss from change in fair value of convertible debt	(512)	-	(512)	-100.0%
Loss on note conversion	(159)	-	(159)	-100.0%
Interest expense	(453)	(19)	(434)	-2284.2%
Other expense	(39)	(10)	(29)	-100.0%
Total other expense, net	(13,076)	(29)	(13,047)	-44989.7%
Loss before income taxes	(13,502)	(4,815)	(8,687)	-180.4%
Income tax benefit (expense)	-	-	-	-
Net loss	$(13,502)	$(4,815)	$(8,687)	-180.4%

Net Revenues — Net revenues for the six months ended June 30, 2024 increased $11,267,000 to $16,976,000 as compared to $5,709,000 to for the six months ended June 30, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $16 million from which we shipped in the six months ended June 30, 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the six months ended June 30, 2024, cost of sales increased $6,611,000 to $9,842,000 as compared to $3,231,000 for the six months ended June 30, 2023. The increase was due to higher product sales and product mix with high equipment purchases during the six months ended June 30, 2024.

Research and Development Expenses — Research and development expenses for the six months ended June 30, 2024 increased $59,000 to $1,398,000 as compared to $1,339,000 for the six months ended June 30, 2023.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2024 increased $237,000 to $6,162,000 as compared to $5,925,000 for the six months ended June 30, 2023. The increase was due to (i) increased insurance costs of $433,000; (ii) increased professional fees of $768,000, primarily related to the merger and the Nasdaq listing; (iii) issuance of common stock for services of $199,000; (iv) increased subscriptions of $164,000; (v) increased other operating expenses of $77,000; and offset by (vi) decreased stock based compensation of $1,878,000. The stock based compensation during the six months ended June 30, 2023 included warrants to purchase common stock issued to Victor Huang and Derek Xu on May 8, 2023 for 765,000 shares to each of the founders valued at $2,136,115.

Other Expense — Other expense for the six months ended June 30, 2024 was $13,076,000 as compared to other expense of $29,000 for the six months ended June 30, 2023. Other expense for the six months ended June 30, 2024 consisted of (i) loss from change in fair value of warrant liability of $5,305,000; (ii) loss from change in fair value of earnout liability of $6,608,000; (iii) loss from change in fair value of convertible debt of $512,000; (iv) loss on note conversion of $159,000; (v) interest expense of $453,000; and (vi) other interest of $39,000.

Other expense for the six months ended June 30, 2023 related primarily to interest of $19,000 and other expense of $10,000.

Net Loss — Net loss for the six months ended June 30, 2024 was $13,502,000 as compared to net loss of $4,815,000 for the six months ended June 30, 2023. The net loss primarily related to noncash items of $13,987,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $531,000; (iii) net amortization of operating lease right of use asset of $151,000; (iv) issuance of common stock for services of $198,000; (v) noncash interest expense of $521,000; (vi) loss from change in warrant liability of $5,305,000; (vii) loss from change in earnout liability of $6,608,000; (viii) loss from change in fair value of convertible note of $512,000; and (ix) loss on note conversions of $159,000.

The net loss for the six months ended June 30, 2023 included noncash expenses of $2,775,000 primarily related to $2,136,115 stock compensation expense for warrants issued to founders.

Liquidity and Capital Resources as of June 30, 2024 and December 31, 2023

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We formally evaluated our liquidity and cash position most recently in August 2024 when preparing our June 30, 2024 unaudited financial statements. During this process we concluded, based upon existing assets and liabilities, our order backlog and projections, plus the ability to borrow in short term loans from our founder, that we would be able to operate at least for the next twelve months. We have received purchase orders from various federal government agency customers totaling over $16 million from which we shipped and started receiving cash in the first and second quarters of 2024.

As of June 30, 2024, we had cash of approximately $227,000 and accounts receivable of approximately $3,440,000 which we expect to collect in the near term after quarter end. We have incurred losses from operations over the past few years and had an accumulated deficit of $30,979,000 as of June 30, 2024. We also had at June 30, 2024 a working capital deficit of approximately $6,712,000. The net working capital deficit includes a couple of items that are expected to require limited cash outlays in the future, including the current deferred revenue totaling $3,791,970 and convertible debt totaling $2,675,919, which we expect to be converted to equity. We have primarily funded our operations from operating cash, proceeds from debt borrowings and advances from founders.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $4,147,000. This amount was primarily related to (i) net loss of $13,502,000; and (ii) net working capital reductions of $4,632,000; offset by (iii) noncash items of $13,987,000.  Noncash items included (iv) depreciation of $2,000; (v) stock based compensation of $531,000; (vi) net amortization of operating lease right of use asset of $151,000; (vii) issuance of common stock for services of $198,000; (viii) noncash interest expense of $521,000; (ix) loss from change in warrant liability of $5,305,000; (x) loss from change in earnout liability of $6,608,000; (xi) loss from change in fair value of convertible note of $512,000; and (xii) loss on note conversions of $159,000.

Net cash used in operating activities for the six months ended June 30, 2023 was $737,000. This amount was primarily related to (i) a net loss of $4,815,000; offset by (ii) net working capital increases of $1,303,000; and (iii) noncash charges of $2,775,000. Noncash charges included (iv) depreciation of $7,000; (v) stock based compensation- stock options of $274,000; (vi) stock based compensation- warrants of $2,136,000; and (vii) net amortization of operating lease right of use asset of $358,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,240,000 and consisted of (i) proceeds from warrant exercise of $293,000; (ii) advances from founders of $800,000; and (iii) proceeds from stock option exercises of $147,000.

Net cash provided by financing activities for the six months ended June 30, 2023 was $2,660,000 and consisted of (i) proceeds from convertible promissory note of $1,985,000; (ii) advances from founders of $1,100,000; and offset by (iii) repayment of small business loan and line of credit of $425,000.

Our contractual cash obligations as of June 30, 2024 (excluding debt financing arrangements below) are summarized in the table below:

Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,168,865	$299,727	$740,740	$128,398

Debt Financing Arrangements

On June 22, 2023, we entered into a senior secured convertible promissory note with Platinum Capital Partners Inc. and received $2,000,000. As a condition of funding, we paid off three small notes and accounts payable totaling $374,000.  At the option of the holder, the note is convertible into cash, common stock or a combination of cash and stock. We expect the convertible debt to be converted to equity. On June 22, 2024, we entered into an Extension Agreement related to the Platinum convertible note. The Extension Agreement extended the due date of the Platinum convertible note from June 22, 2024 to June 22, 2025.

On November 2, 2023, we issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes are convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the debt to equity.

Mr. Huang has committed to providing additional temporary funding if it is necessary.

We believe that our cash on hand, funding from the completion of the merger, results of operations and financing transactions will be sufficient to fund our operations for the next twelve months.

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

On February 29, 2024, we extended a lease in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. The lease expires on August 29, 2024.

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the six months ended June 30, 2024 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2024, we had the following sales of unregistered equity securities:

On May 16, 2024, we issued 50,000 shares of common stock to Pamria LLC for consulting and investor relations services. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On June 22, 2024, we entered into an extension agreement with Platinum Capital Partners, Inc. to extend the maturity date of the Platinum Convertible Note to June 22, 2025. In consideration for entering into the extension agreement, we agreed to issue to Platinum 232,360 shares of common stock. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

In June 2024, we issued an aggregate of 294,448 shares of common stock upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

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

10.5

Extension Agreement between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. dated June 22, 2024. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2024)

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

Date: August 14, 2024
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

