Form 10-Q
period 2024-09-30
Airship AI Holdings, Inc.
filed 2024-11-14
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-40222

Airship AI Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-4974766
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8210 154th Ave NE, Redmond, WA	98052
(Address of principal executive offices)	(Zip Code)

(877) 462-4250
(Registrant’s telephone number, including area code)

_____________________________________________________

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

As of November 14, 2024, there were a total of 27,284,515 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2024 and December 31, 2023

	September 30, 2024	12/31/2023 (1)
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$6,515,688	$3,124,413
Accounts receivable, net of allowance for credit losses of $0	1,121,862	1,648,904
Prepaid expenses and other	373,498	18,368
Income tax receivable	-	7,230
Total current assets	8,011,048	4,798,915

PROPERTY AND EQUIPMENT, NET	-	1,861

OTHER ASSETS
Other assets	155,432	182,333
Operating lease right of use asset	929,890	1,104,804

TOTAL ASSETS	$9,096,370	$6,087,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$722,742	$2,908,472
Advances from founders	1,750,000	1,750,000
Accrued expenses	121,978	200,531
Senior Secured Convertible Promissory Notes	1,793,360	2,825,366
Current portion of operating lease liability	267,660	174,876
Deferred revenue- current portion	3,326,543	4,008,654
Total current liabilities	7,982,283	11,867,899

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	718,393	943,702
Warrant liability	3,501,543	667,985
Earnout liability	6,229,390	5,133,428
Deferred revenue- non-current	3,585,344	4,962,126
Total liabilities	22,016,953	23,575,140

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 26,954,871 and 22,812,048 shares issued and outstanding as of September 30, 2024 and December 31, 2023	2,692	2,281
Additional paid in capital	11,845,413	-
Accumulated deficit	(24,765,218)	(17,476,700)
Accumulated other comprehensive loss	(3,470)	(12,808)
Total stockholders' deficit	(12,920,583)	(17,487,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,096,370	$6,087,913

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET REVENUES:
Product	$1,730,521	$910,441	$16,525,515	$4,415,386
Post contract support	1,137,128	1,473,915	3,318,180	3,677,585
	2,867,649	2,384,356	19,843,695	8,092,971
COST OF NET REVENUES:
Cost of Sales	285,448	439,565	9,381,244	2,575,523
Post contract support	428,820	342,869	1,174,737	1,437,910
	714,268	782,434	10,555,981	4,013,433
GROSS PROFIT	2,153,381	1,601,922	9,287,714	4,079,538
RESEARCH AND DEVELOPMENT EXPENSES	1,073,735	688,798	2,471,872	2,028,081
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,667,130	2,142,327	8,829,544	8,067,343
TOTAL OPERATING EXPENSES	3,740,865	2,831,125	11,301,416	10,095,424
OPERATING LOSS	(1,587,484)	(1,229,203)	(2,013,702)	(6,015,886)
OTHER INCOME (EXPENSE):
Gain (loss) from change in fair value of earnout liability	5,511,961	-	(1,095,962)	-
Gain (loss) from change in fair value of warrant liability	2,471,186	-	(2,833,558)	-
Gain (loss) from change in fair value of convertible debt	370,548	(400,921)	(141,636)	(400,921)
Loss on note conversion	(434,797)	-	(593,591)	-
Interest expense, net	(133,824)	(33,761)	(587,149)	(57,830)
Other income (expense)	16,366	(2,722)	(22,922)	(7,425)
Total other income (expense), net	7,801,440	(437,404)	(5,274,818)	(466,176)

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	6,213,956	(1,666,607)	(7,288,520)	(6,482,062)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	6,213,956	(1,666,607)	(7,288,520)	(6,482,062)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net	354	(2,410)	9,338	40,141

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,214,310	$(1,669,017)	$(7,279,182)	$(6,441,921)

NET INCOME (LOSS) PER SHARE:
Basic	$0.25	$(0.07)	$(0.31)	$(0.28)
Diluted	$0.17	$(0.07)	$(0.31)	$(0.28)

Weighted average shares of common stock outstanding
Basic	24,696,425	22,812,048	23,609,189	22,812,048
Diluted	35,445,694	22,812,048	23,609,189	22,812,048

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2023	22,812,048	$2,281	$1,963,727	$(10,314,313)	$(10,106)	$(8,358,411)
Stock-based compensation	-	-	136,709	-	-	136,709
Net loss	-	-	-	(1,712,176)	-	(1,712,176)
Balance as of March 31, 2023	22,812,048	2,281	2,100,436	(12,026,489)	(10,106)	(9,933,878)
Stock-based compensation	-	-	136,709	-	-	136,709
Stock based compensation- warrants	-	-	2,136,115	-	-	2,136,115
Foreign currency translation gain	-	-	-	-	42,551	42,551
Net loss	-	-	-	(3,103,279)	-	(3,103,279)
Balance as of June 30, 2023	22,812,048	2,281	4,373,260	(15,129,768)	32,445	(10,721,782)
Stock-based compensation- stock option grants	-	-	164,110	-	-	164,110
Foreign currency translation gain	-	-	-	-	(2,410)	(2,410)
Net loss	-	-	-	(1,666,607)	-	(1,666,607)
Balance as of September 30, 2023	22,812,048	2,281	4,537,370	(16,796,375)	30,035	(12,226,689)

Balance as of January 1, 2024	22,812,048	2,281	-	(17,476,700)	(12,808)	(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	2,314	1,397,815	(49,441,169)	(9,569)	(48,050,609)
Stock-based compensation	-	-	261,636	-	-	261,636
Issuance of common stock for services	50,000	5	198,495	-	-	198,500
Issuance of common stock for exercise of warrants	100	-	800	-	-	800
Issuance of common stock for stock options exercise	294,448	29	146,944	-	-	146,973
Issuance of common stock for debt interest payment	232,360	23	1,008,400	-	-	1,008,423
Foreign currency translation gain	-	-	-	-	5,745	5,745
Net income	-	-	-	18,461,995	-	18,461,995
Balance as of June 30, 2024	23,736,027	2,371	3,014,090	(30,979,174)	(3,824)	(27,966,537)
Stock-based compensation	-	-	273,170	-	-	273,170
Stock based compensation- warrants	-	-	284,478	-	-	284,478
Issuance of common stock for stock options exercise	30,000	3	49,197	-	-	49,200
Issuance of common stock for conversion of debt	305,961	30	934,766	-	-	934,796
Issuance of common stock and warrants for offering, net	2,882,883	288	7,289,712	-	-	7,290,000
Foreign currency translation gain	-	-	-	-	354	354
Net income	-	-	-	6,213,956	-	6,213,956
Balance as of September 30, 2024	26,954,871	$2,692	$11,845,413	$(24,765,218)	$(3,470)	$(12,920,583)

The shares of the Company’s common stock, prior to the merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.7581 established in the merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,288,520)	$(6,482,062)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861	11,160
Stock-based compensation	803,797	479,913
Stock-based compensation- warrants	284,478	2,136,115
Amortization of operating lease right of use asset	174,914	513,234
Accelerated amortization of ROU asset - lease termination	-	265,130
Gain from lease termination	-	(344,093)
Issuance of common stock for services	198,500	-
Noncash interest expense	520,758	-
Loss from change in fair value of warrant liability	2,833,558	-
Loss from change in fair value of earnout liability	1,095,962	-
Loss from change in fair value of convertible note	141,636	400,921
Loss on note conversions	593,591	-
Changes in operating assets and liabilities:
Accounts receivable	527,042	104,814
Prepaid expenses and other	132,512	(295)
Other assets	26,901	(255,431)
Operating lease liability	(132,525)	(461,203)
Payroll and income tax receivable	7,230	960,383
Accounts payable - trade and accrued expenses	(2,261,087)	377,519
Accrued income tax expense	-	(10,000)
Deferred revenue	(2,058,893)	(220,144)
NET CASH USED IN OPERATING ACTIVITIES	(4,398,285)	(2,524,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for offering, net	7,290,000	-
Proceeds from convertible promissory note	-	1,984,582
Proceeds from warrant exercise	294,049	-
Advances from founders, net	-	1,150,000
Proceeds from stock option exercises	196,173	-
Repayment of small business loan and line of credit	-	(424,540)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,780,222	2,710,042

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,381,937	186,003

Effect from exchange rate on cash	9,338	(2,244)

CASH AND CASH EQUIVALENTS, beginning of period	3,124,413	298,614

CASH AND CASH EQUIVALENTS, end of period	$6,515,688	$482,373

Supplemental disclosures of cash flow information:
Interest paid	$-	$21,438
Taxes paid	$2,410	$17,247

Noncash investing and financing
Elimination of advances to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Elimination of payables to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Issuance of common stock for debt interest payment	$487,642	$-
Issuance of common stock for debt conversion	$1,770,340	$-
Recognition of warrant liability	$-	$15,418

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Airship AI Holdings, Inc. (the “Company” or “Airship”) is a holding company incorporated in Delaware that executes business through its wholly owned subsidiary, Airship AI, Inc. (“Airship AI”). Prior to the formation of Super Simple AI, Inc. in 2022, the Company operated as Airship AI, Inc. (formerly known as JDL Digital Systems, Inc.). On March 7, 2023, Super Simple AI, Inc. changed its name to Airship AI Holdings, Inc. Super Simple AI, Inc. was formed in January 2022 through a share exchange with JDL Digital Systems, Inc. JDL Digital Systems, Inc. was incorporated under the laws of the State of Washington on June 30, 2003.

On December 21, 2023, the Company completed the merger contemplated by the Merger Agreement, dated as of June 27, 2023 and amended on September 22, 2023, by and among BYTE Acquisition Corp. (“BYTS”), BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

Effective December 21, 2023, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the merger, Airship AI changed its name from “Airship AI Holdings, Inc.” to “Airship AI, Inc.” See Note 11 —Reverse Recapitalization for additional information.

Fair Value Transactions

As a result of the merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 14– Fair Value Measurements for more information.

	Liability as of	Liability as of
	September 30, 2024	December 31, 2023

Earnout liability	$6,229,390	$5,133,428
Senior Secured Convertible Promissory Notes	1,793,360	2,825,366
Warrant liability (Public Warrants)	3,393,393	646,428
Warrant liability (Private Warrants)	108,150	21,557
Total liabilities measured at fair value	$11,524,293	$8,626,779

Other loss related to instruments recorded at fair value during the nine months ended September 30, 2024 and 2023	$(4,071,156)	$(400,921)

Common Stock and Warrant Offering

On September 3, 2024, the Company closed an $8 million public offering with net proceeds of approximately $7.3 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. The offering consisted of 2,882,883 shares of its common stock and warrants to purchase up to an aggregate of 2,882,883 shares of its common stock at a combined public offering price of $2.775 per share and associated common stock warrant. The warrants have an exercise price of $2.65 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise.

The Company intends to use the net proceeds from the offering for working capital and general corporate purposes, including cost of goods sold purchases, personnel and product development.

Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

The Company employed fifty one employees as of September 30, 2024. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of September 30, 2024.

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

Functional Currency

The Company’s  reporting  currency  is the U.S.  Dollar. The Company’s  functional currency for U.S. operations is  the U.S. Dollar. The operations of Zeppelin Worldwide, Inc. and its subsidiary, Zeppelin Taiwan, Ltd. (together “Zeppelin”) use the Taiwan Dollar as its functional currency. At each period end, Zeppelin’s balance sheet is translated into U.S. Dollars based upon the period end exchange rate, while their statements of operations and comprehensive loss and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended September 30, 2024 and 2023, the Company recognized revenue of $95,120 and $60,367, respectively, related to one-year support contracts. For the three months ended September 30, 2024 and 2023, the Company recognized revenue of $1,042,008 and $1,413,548, respectively, related to multi-year support contracts. For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $234,717 and $141,582, respectively, related to one-year support contracts. For the nine months ended September 30, 2024 and 2023, the Company recognized revenue of $3,083,464 and $3,536,003 respectively, related to multi-year support contracts.

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

The Company sells its products primarily through a direct sales force. The Company considers revenue to be earned when all of the following criteria are met:

☐	The Company has a contract with a customer that creates enforceable rights and obligations,

☐	Promised performance obligations are identified,

☐	The transaction price, or the amount the Company expects to receive, is determinable and

☐	The Company has satisfied the performance obligations to the customer.

Transfer of control is evidenced upon passage of title and risk of loss to the customer unless the Company is required to provide additional services.

The Company’s short-term and long-term deferred revenue balances totaled $3,326,543 and 3,585,344 as of September 30, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $933,675 and $3,061,613 during the three and nine months ended September 30, 2024, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of September 30, 2024 and December 31, 2023, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of September 30, 2024 and December 31, 2023 were $1,121,862 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the nine months ended September 30, 2024, the Company had revenue from sixty eight customers and one customer represented 63% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the nine months ended September 30, 2024 was due to one large order received in late 2023 which was fulfilled in the nine months ended September 30, 2024. As of September 30, 2024, five customers represent approximately 21%, 20%, 16%, 12% and 11% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the nine months ended September 30, 2023, two customers represent approximately 49% and 16% of total revenue. As of December 31, 2023, three customers represent approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of September 30, 2024 and December 31, 2023, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the nine months ended September 30, 2024 and 2023.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $1,073,735 and $688,798 for the three months ended September 30, 2024 and 2023, respectively, on development activities. The Company incurred research and development expenses of $2,471,872 and $2,028,081 for the nine months ended September 30, 2024 and 2023, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of September 30, 2024 and December 31, 2023.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended September 30, 2024 and 2023 were $41,107 and $2,587, respectively. Advertising and marketing costs for the nine months ended September 30, 2024 and 2023 were $130,428 and $55,916, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2024 and December 31, 2023 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Note, earnout liability (unvested earnout shares), and the warrants that were issued with the Convertible Promissory Note at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively. The fair value of the vested earnout shares was considered a Level 1 instrument. The method of determining the fair value of the Senior Secured Convertible Promissory Note and attached warrants is described below.

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

Accounting for Senior Secured Convertible Promissory Notes at Fair Value

The Company has elected the fair value option to account for the senior secured convertible note that was issued on June 22, 2023 and the convertible notes that were issued in October and November 2023 with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. As of September 30, 2024, the Company has used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. For the nine months ended September 30, 2024 and 2023, the Company recognized an unrealized loss of $141,636 and $400,921 for the change in fair value of the notes and is included in the Consolidated Statements of Operations and Comprehensive Loss. The Company believes accounting for the convertible notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility.

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

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

Comprehensive Gain

Comprehensive gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive gain of $354 and loss of $2,410 related foreign exchange translation for the three months ended September 30, 2024 and 2023, respectively. There was other comprehensive gain of $9,338 and gain of $40,141 related foreign exchange translation for the nine months ended September 30, 2024 and 2023, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In November 2024, the Company analyzed its cash requirements and operations at least through November 2025 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the three and nine months ended September 30, 2024 and 2023 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants, convertible notes payable and stock appreciation rights) outstanding during the period using the treasury stock method for the three months ended September 30, 2024. Common stock equivalents for the three months ended September 30, 2023 and the nine months ended September 30, 2024 and 2023 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 15—Earnings per share.

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

3. Advances due to and from Founders

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,100,000, with $1,750,000 recorded as advances from founders as of September 30, 2024. The outstanding advances as of September 30, 2024 are non-interest bearing and the Company expects to pay the balance off within a one year period.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The Agreement provides for interest of 6%. The Company agreed to pay interest for the 2024 advances (described under Advances to Founders above) of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of September 30, 2024.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the nine months ended September 30, 2024 and 2023 consisted of approximately $16.5 million and $4.4 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time The Company’s remaining net revenue for the nine months ended September 30, 2024 and 2023 of approximately $3.3 million and $3.7 million, respectively, related to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of September 30, 2024 and December 31, 2023, there were no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $3,326,543 and $3,585,344 as of September 30, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized approximately $933,675 and $3,061,613 during the three and nine months ended September 30, 2024, respectively.

Remaining Performance Obligations

As of September 30, 2024, the Company had approximately $6.9 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 15% of its remaining performance obligations as revenue in fiscal 2024 and the remaining 85% in fiscal 2025 and years thereafter.

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

5. Notes Payable and Convertible Notes Payable

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partners, Inc.

On February 2, 2024, the Company issued an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000. Interest accrued on the Platinum convertible note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the $2,000,000 principal amount of the note plus any accrued but unpaid interest is convertible into shares of the Company’s common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the note, and (ii) 65% of the VWAP of the common stock for the five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the note. The note contains “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

In connection with the issuance of the Platinum convertible note, the Company issued to Platinum an amended and restated common stock purchase warrant dated February 2, 2024, to purchase 189,334 shares of the Company’s common stock at an exercise price per share of $3.69717. On March 18, 2024, Platinum exercised the Platinum warrant and received 137,367 shares of common stock. Platinum forfeited 51,967 shares.

On June 22, 2024, the Company entered into an extension agreement related to the Platinum convertible note. The extension agreement extended the due date of the note to June 22, 2025. In consideration for entering into the extension agreement, the Company issued to Platinum 232,360 shares of the Company’s restricted common stock in payment of all interest and extension fees through June 22, 2025 with a value of $1,008,400. Approximately $487,000 of the total payment related to the future interest periods and were recorded in prepaid expenses and others on the consolidated balance sheet. Subject to the terms and conditions of such extension agreement, for a period commencing on December 22, 2024 and ending at the close of business on December 22, 2025, Platinum has a one-time put right to have the Company purchase all or a portion of Platinum’s 232,360 restricted shares at $2.27518 per share. The Company granted piggyback registration rights to Platinum.

The obligations under the Platinum convertible note are secured by a blanket lien on all assets of the Company pursuant to an Amended and Restated Security Agreement dated February 2, 2024 and are guaranteed pursuant to an Amended and Restated Guaranty dated February 2, 2024. The Company also concurrently entered into an Amended and Restated Subordination Agreement.

During the nine months ended September 30, 2024, the Company issued 219,763 shares of common stock related to the conversion of $500,000 of the Platinum convertible note and recorded a loss on note conversion of $200,338.

On October 3, 2023, the Company issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes were convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the notes with a face value of $600,000 and interest into 169,204 shares of the Company’s common stock valued at $835,610. On September 13, 2024, the Company issued an additional 86,198 shares of common stock related to the conversion of notes at $2.65 per share. The Company recognized a loss on debt conversion of $234,459 and $393,253, respectively during the three and nine months ended September 30, 2024.

The Company accounts for the notes under the fair value method of accounting and as of September 30, 2024 and December 31, 2023, the notes were recorded at $1,793,360 and $2,825,366, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recorded an increase in the fair value of the convertible notes payable totaling $141,636 and $400,921, respectively, which were recorded as loss from change in fair value of convertible debt on the statement of operations and comprehensive loss. See Note 14 – Fair Value Measurements for more information.

Details on notes payable and convertible notes payable were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024.

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

Common Stock

As of September 30, 2024, there were 26,954,871 shares of common stock outstanding.

Nine Months Ended September 30, 2024

During the nine months ended September 30, 2024, the Company had the following sales of unregistered equity securities:

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

On June 22, 2024, the Company entered into an extension agreement with Platinum Capital Partners Inc. to extend the maturity date of the Platinum convertible note to June 22, 2025. In consideration for entering into the extension agreement, the Company issued to Platinum 232,360 shares of common stock in payment of all interest and extension fees through June 22, 2025.

On September 3, 2024, the Company issued 2,882,883 shares of common stock at a combined price of $2.775 related to the closing of a public offering. See Note 1.

On September 13, 2024, the Company issued an additional 86,198 shares of common stock related to the conversion of notes at $2.65 per share.

During the nine months ended September 30, 2024, the Company issued 219,763 shares of common stock related to the conversion of $500,000 of the Platinum convertible note.

During the nine months ended September 30, 2024, the Company issued an aggregate of 324,448 shares of common stock upon the exercise of stock options at $0.60 weighted average price.

During the nine months ended September 30, 2024, the Company issued an aggregate of 162,967 shares of common stock upon the exercise of warrants at $4.92 weighted average price.

2023 Equity Incentive Plan

The Company has adopted the 2023 Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting held in December 2023. Details on the equity incentive plan were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024.

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the equity incentive plan is 4,456,241 as of September 30, 2024. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year.

The Company had the following stock option activity during the nine months ended September 30, 2024:

During the nine months ended September 30, 2024, the Company granted stock options to seven employees to purchase an aggregate of 1,050,000 shares of common stock with an exercise price of $3.74 and which vest primarily quarterly over four years and expire March to August 2034.

During the nine months ended September 30, 2024, five employees voluntarily cancelled stock options to purchase an aggregate of 300,000 shares of common stock with an exercise price of $6.85.

During the nine months ended September 30, 2024, the Company issued an aggregate of 324,448 shares of common stock and received $196,173 upon the exercise of stock options at exercise prices ranging from $0.60 per share.

Stock option activity for the nine months ended September 30, 2024 was as follows:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of December 31, 2023	4,664,589	$0.55
Granted	1,050,000	3.74
Exercised	(324,448)	(0.60)
Forfeited	(300,000)	(6.85)
Outstanding as of September 30. 2024	5,090,141	$0.83

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2024:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable	and Exercisable
$0.12	2,495,803	3.59	$0.12	2,495,803	$0.12	3.59
0.57	922,963	3.77	0.57	922,963	0.57	3.77
1.49-1.65	1,096,562	7.67	1.64	505,178	1.64	7.67
1.90	49,813	3.23	1.90	33,148	1.90	3.23
2.86	525,000	9.88	2.86	32,813	2.86	9.88
	5,090,141	5.14	$0.83	3,989,905	$0.45	5.14

There were 5,090,141 options to purchase common stock at an average exercise price of $0.83 per share outstanding as of September 30, 2024 under the 2023 Equity Incentive Plan. The Company recorded $139,409 and $206,495 of compensation expense, net of related tax effects, relative to stock options for the three months ended September 30, 2024 and 2023, respectively.  The Company recorded $420,824 and $479,913 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2024 and 2023, respectively, in accordance with ASC 718. As of September 30, 2024, there was $1,962,124 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3.5 years.

In August 2024, the Company cancelled out-of-the money options to exercise 300,000 shares held by current employees and replaced them with 525,000 options at lower exercise prices. The new options were subject to the same service-based vesting schedule as the original options. The Company accounted for the replacement options as a modification of the terms of the cancelled option awards and in accordance with ASC 718-20-35-2A, the Company will recognize additional $205,879 stock compensation expense over the remaining vesting period as the incremental cost measured as the excess of the fair value of the replaced options on the grant date using the Black-Scholes-Merton option pricing model over the fair value of the cancelled option award at the cancellation date.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the nine months ended:

Assumptions	9/30/2024	6/30/2024	3/31/2024
Estimated stock price	$2.86	$7.61	$1.49-$6.59
Exercise price	$2.86	$7.61	$1.49-$6.59
Dividend yield	0%	0%	0%
Expected life	4 years	4 years	5-10 years
Expected volatility	69%	69%	69%
Risk free interest rate	3.77%	4.68%	4.23%

There were stock incentive plan awards outstanding at September 30, 2024 totaling 5,090,141 shares with an aggregate intrinsic value of $7,781,223.

As of September 30, 2024 and December 31, 2023 there were 1,758,000 SARs outstanding. There were no SAR grants in the nine months ended September 30, 2024 or the year ended December 31, 2023.

Warrants to Purchase Common Stock

See Note 12 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the nine months ended September 30, 2024:

In connection with the issuance of the Platinum convertible note, the Company issued to Platinum an amended and restated common stock purchase warrant dated February 2, 2024 to purchase 189,334 shares of common stock at an exercise price per share of $3.69717. On March 18, 2024, Platinum exercised the Platinum warrant and received 137,367 shares of common stock. Platinum forfeited 51,967 shares.

On September 3, 2024 the Company issued warrants to purchase up to 2,882,883 shares of its common stock. The warrants have an exercise price of $2.65 per share, are exercisable immediately upon issuance and will expire five years following the date of issuance.

On September 3, 2024 the Company issued warrants to purchase up to 216,216 shares of its common stock. The warrants have an exercise price of $3.47 per share, are exercisable immediately upon issuance and will expire five years following the date of issuance.

On September 27, 2024, the Company issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance.

During the nine months ended September 30, 2024, investors exercised warrants for 25,600 shares of the Company’s common stock at $11.49 per share, and the Company received proceeds of $294,030.

Warrant activity for the nine months ended September 30, 2024 was as follows:

	September 30, 2024
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding January 1, 2024	19,443,314	$10.16
Issued	3,454,033	2.72
Exercised	(162,967)	(4.92)
Forfeited	(51,967)	(3.70)
Expired	-	-
Outstanding at September 30, 2024	22,682,413	$6.34

A summary of the warrants outstanding as of September 30, 2024 were as follows:

	September 30, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
2,689,902	3.47	$1.77	2,689,902	$1.77
220,000	5.00	2.36	220,000	2.36
2,882,283	4.92	2.65	2,882,283	2.65
216,216	4.92	3.47	216,216	3.47
16,674,012	4.04	7.80	16,674,012	7.80
22,682,413	4.08	$6.34	22,682,413	$6.34

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued for the nine months ended September 30, 2024 were as follows:

Assumptions
Dividend yield	0%
Stock price	$2.72
Exercise price	$2.72
Expected life	4 years
Expected volatility	69%
Risk free interest rate	3.77%

Earnout Liability

See Note 13 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $52,456 and $44,973 of contributions during the three months ended September 30, 2024 and 2023, respectively. The Company expensed $153,254 and $138,532 of contributions during the nine months ended September 30, 2024 and 2023, respectively.

8. Related Party Transactions

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and was repaid $2,100,000, with $1,750,000 recorded as advances from founders as of September 30, 2024. The outstanding advances as of September 30, 2024 are non-interest bearing and the Company expects to pay the balance off within a one year period.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company agreed to pay interest for the 2024 advances (described under Advances to Founders above) of $11,913 and the Company issued warrants to purchase up to 220,000 shares of the Company’s common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of September 30, 2024.

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

On July 13, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027, which the Company expects to exercise.

On February 29, 2024, the Company extended an office lease in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, the Company extended the lease to February 28, 2025.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2024 and December 31, 2023, total operating lease liabilities was $986,053 and $1,118,578, respectively. Right of use assets was $929,890 and $1,104,804 at September 30, 2024 and December 31, 2023, respectively. Current lease liabilities were $267,660 and $174,876 at September 30, 2024 and December 31, 2023, respectively. In the three months ended September 30, 2024 and 2023, the Company recognized $88,428 and $162,414 in total lease costs for the leases, respectively. In the nine months ended September 30, 2024 and 2023, the Company recognized $265,283 and $487,242 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was thirty seven  months at September 30, 2024 and the weighted average discount rate was 7%.

The minimum future lease payments as of September 30, 2024 are as follows:

Years Ended September 30,
2025	$327,308
2026	367,606
2027	378,646
2028	32,333
Total remaining payments	1,105,893
Less Imputed Interest	(119,840)
Total lease liability	$986,053

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

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the nine months ended September 30, 2024 and 2023.

The Company’s effective tax rate was 0% for the nine months ended September 30, 2024 and 2023. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2024 and 2023 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2024 and December 31, 2023, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

The merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, BYTS, who was the legal acquirer, was treated as the “acquired” company for accounting purposes and Airship AI was treated as the accounting acquirer. Accordingly, the merger was treated as the equivalent of Airship AI issuing shares at the closing of the merger for the net assets of BYTS as of the closing date, accompanied by a recapitalization. The net assets of BYTS was stated at historical cost, with no goodwill or other intangible assets recorded. Airship AI was determined to be the accounting acquirer based on evaluation of the following facts and circumstances:

☐	Airship AI’s stockholders have the majority voting interest in the combined company;

☐	The board of the post-merger company is composed of one (1) director designated by BYTS and four (4) directors designated by Airship AI;

☐	Airship AI’s senior management is the senior management of the post-merger company;

☐	The business of Airship AI comprises the ongoing operations of post-merger company; and

☐	Airship AI is the larger entity, in terms of substantive assets.

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

12. Private Placement and Public Warrants

At the merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding.

Details on the warrants were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of September 30, 2024:

	Number of Shares	Exercise Price	Expiration Date	Fair Value
Public Warrants	16,159,012	$7.80	December 21, 2028	$3,393,393
Private Warrants	515,000	$7.80	December 21, 2028	$108,150

13. Earnout Liability

At the closing of the merger, the Airship AI securityholders that hold shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs have the contingent right to receive up to 5,000,000 earnout shares of the Company’s common stock if the following earnout milestones are met.

(A)

25% of the earnout shares if, for the period starting on the closing date and ending on the last day of the full calendar quarter immediately following the first anniversary of the closing date, (1) company revenue (as defined in the merger agreement) is at least $39 million, or (2) the aggregate value of new contract awards with federal law enforcement agencies has grown by at least 100% as compared to the year-over-year amount for the twelve-month period ending on the date of the merger agreement (the “First Operating Performance Milestone”);

(B)

75% of the earnout shares if, for the period starting on the closing date and ending on the last day of the full calendar quarter immediately following the third anniversary of the closing date, company revenue is at least $100 million;

(C)

50% of the earnout shares if, at any time during the period starting on the closing date and ending on the fifth anniversary of the closing date, over any twenty (20) trading days within any thirty (30) trading day period the volume weighted average price (“VWAP”) of the common stock is greater than or equal to $12.50 per share; and

(D)

50% of the earnout shares if, at any time during the period starting on the closing date and ending on the fifth anniversary of the closing date, over any twenty (20) trading days within any thirty (30) trading day period the VWAP of the common stock is greater than or equal to $15.00 per share.

Any earnout shares issuable under the merger agreement to a Airship AI securityholder in respect of each Airship AI option or Airship AI SAR held by such holder as of immediately prior to the effective time of the merger shall be earned by such holder on the later of (i) the occurrence of the applicable earnout milestone, and (ii) the date on which the option in respect of such Airship AI option or SAR in respect of such Airship AI SAR, as applicable, becomes vested pursuant to its applicable vesting schedule, but only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Company or one of its subsidiaries through such date. Notwithstanding the foregoing, any earnout shares that are not earned by Airship AI securityholder in respect of its options or SARs on or before the fifth anniversary of the closing date of the merger shall be forfeited without any consideration. Any earnout shares that are forfeited pursuant to the merger agreement shall be reallocated to the other Airship AI securityholders who remain entitled to receive earnout shares in accordance with their respective earnout pro rata shares.

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

At the closing of the merger on December 21, 2023, the earnout liability had an initial fair value of $27,109,777, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the earnout liability had decreased to $5,133,428 as a result of the decline in the Company’s share price since the closing of the merger. As of September 30, 2024, the estimated fair value of the earnout liability increased to $6,229,390 primarily due to the increase in the Company’s share price, which resulted in a gain (loss) due to the change in fair value of the earnout liability during the three and nine months ended September 30, 2024 of $5,511,961 and $(1,095,962), respectively, and is recorded on the consolidated statements of operations and comprehensive loss. See Note 14– Fair Value Measurements for more information.

In addition, a portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the earnout milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During the three and nine months ended September 30, 2024, the Company stock-based compensation expense for the vesting of earnout shares was $133,761 and $401,283, respectively. As of September 30, 2024, unrecognized compensation cost related to unvested earnout shares totaled $2,273,941. The weighted average period over which this remaining compensation cost is expected to be recognized is 4.25 years.

As of September 30, 2024, the Company determined the First Operating Performance Milestone (A,2) is achieved and 1,250,000 shares are to be issued to applicable personnel in early January 2025. The fair value of the 1,250,000 vested shares as of September 30, 2024 of $2,875,000 was determined using the Company’s closing trading price on September 30, 2024 and is included in the earnout liability on the consolidated balance sheet. The vested earnout shares are considered a level 1 fair value instrument. See Note 14.

14. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2024:

		September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$2,875,000	$-	$3,354,390	$6,229,390
Senior Secured Convertible Promissory Notes	-	-	1,793,360	1,793,360
Warrant liability (Public Warrants)	3,393,393	-	-	3,393,393
Warrant liability (Private Warrants)	-	108,150	-	108,150
Total liabilities measured at fair value	$6,268,393	$108,150	$5,147,750	$11,524,293

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

	September 30, 2024	December 31, 2023
Stock price	$2.30	$1.70
Risk-free interest rate	3.58%	3.84%
Expected term (in years)	4.3	5
Expected volatility	60.4%	75.9%
Dividend yield	0%	0%

The assumptions also included the probability of meeting the federal law enforcement agency growth milestone at 100%. The fair value of the 1,250,000 vested shares as of September 30, 2024 of $2,875,000 was determined using the Company’s closing trading price on September 30, 2024.

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

	September 30, 2024	December 31, 2023
Stock price	$2.30	1.70
Effective discount rate	12.28%	12.95%
Expected term (in years)	0.73	0.48 to 0.75
Expected volatility	55.0%	62.5%
Dividend yield	0%	0%

On September 13, 2024, the vested earnout shares were transferred from Level 3 to Level 1 upon the Board approval of the achievement of the First Operating Performance Milestone (A,2). The fair value on the day of transfer was $3,400,000. There were no transfers of financial instruments between valuation levels during the year ended December 31, 2023. The changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2024 were as follows:

	Level 3
	Beginning Balance	Unrealized and	Conversions /	Transfers out	Ending Balance as of
	January 1, 2024	Realized Loss	Settlements (a)	of Level 3	September 30, 2024
Liabilities-
Earnout liability	$5,133,428	$1,620,962	$-	$(3,400,000)	$3,354,390
Senior Secured Convertible Promissory Notes	2,825,366	735,227	(1,767,233)	-	1,793,360
	$7,958,794	$2,356,189	$(1,767,233)	$(3,400,000)	$5,147,750

(a) The conversions and settlements represent the fair value of the Senior Secured Convertible Promissory Notes at the dates of conversion.

15. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	September 30, 2024,		September 30, 2023,
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net Income (loss)	$6,213,956	$(7,288,520)	$(1,666,607)	$(6,482,062)
Less: interest expense and gain on remeasurement of
convertible debt	(236,724)	-	-	-
Net income (loss) - Diluted	$5,977,232	$(7,288,520)	$(1,666,607)	$(6,482,062)
Weighted average shares outstanding:
Basic	24,696,425	23,609,189	22,812,048	22,812,048
Add: dilutive effect of convertible debt, stock options, SARs, vested earnout shares and warrants	10,749,269	-	-	-
Diluted	35,445,694	23,609,189	22,812,048	22,812,048

Income (loss) per share
Basic	$0.25	$(0.31)	$(0.07)	$(0.28)
Diluted	$0.17	$(0.31)	$(0.07)	$(0.28)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	September 30, 2024	September 30, 2023
Public Warrants	16,159,012	-
Private Warrants	515,000	-
Convertible debt	-	367,000
Warrants	216,216	-
Outstanding stock options	525,000	-
	17,415,228	367,000

The 3,750,000 remaining unvested earnout shares as of September 30, 2024 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved. The 1,250,000 vested earnout shares are included in the diluted earnings per share calculation for the three-month period ended September 30, 2024 and will be issued to applicable personnel in early January 2025.

As a result of the merger, the weighted-average number of shares of common stock used in the calculation of net income (loss) per share have been retroactively converted by applying the conversion ratio.

16. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2024, there were the following material transaction that occurred that would require recognition or disclosure in the financial statements:

On November 11, 2024, the Company issued 109,881 shares of common stock related to the conversion of the Platinum convertible note. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On November 13, 2024, the Company issued 219,763 shares of common stock related to the conversion of the Platinum convertible note. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

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

Recent Developments

On June 3, 2024, we permanently reduced the exercise price of our outstanding 16,184,612 public warrants and 515,000 private warrants, previously exercisable at $11.50 per share, to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes.

On June 22, 2024, we entered into an extension agreement with Platinum Capital Partner, Inc. to extend the maturity date of a $2,000,000 senior secured convertible promissory note to June 22, 2025. In consideration for entering into the extension agreement, we issued to Platinum 232,360 shares of common stock in payment of all interest and extension fees through June 22, 2025. During the three months ended September 30, 2024, the Company issued 219,763 shares of common stock related to the conversion of $500,000 of the senior secured convertible note.

On September 3, 2024, we closed an offering of $8 million of shares of common stock and common stock purchase warrants and received net proceeds of approximately $7.3 million, after deducting the estimated offering expenses payable by us, including the placement agent fees. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including cost of goods sold purchases, personnel and product development.

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company agreed to pay interest for the 2024 advances of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. There are no outstanding advances under this Master Loan Agreement as of September 30, 2024.

Fair Value Transactions

As a result of the merger, we entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 14– Fair Value Measurements for more information.

	Liability as of	Liability as of
	September 30, 2024	December 31, 2023

Earnout liability	$6,229,390	$5,133,428
Senior Secured Convertible Promissory Notes	1,793,360	2,825,366
Warrant liability (Public Warrants)	3,393,393	646,428
Warrant liability (Private Warrants)	108,150	21,557
Total liabilities measured at fair value	$11,524,293	$8,626,779

Other loss related to instruments recorded at fair value during the nine months ended September 30, 2024 and 2023	$(4,071,156)	$(400,921)

Private Placement and Public Warrants

At the merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2024, there were 515,000 private placement warrants and 16,159,012 public warrants outstanding.

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

☐

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

☐

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

☐

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

☐

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

☐

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

☐

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended September 30, 2024 and 2023.

(dollars in thousands)

	Three Months Ended September 30,
	2024	2023	$ Variance	% Variance

Net revenues	$2,868	$2,384	$484	20.3%
Cost of net revenues	714	782	68	8.7%
Gross profit	2,154	1,602	552	34.5%
Research and development expenses	1,074	689	(385)	-55.9%
Selling, general and administrative expenses	2,667	2,142	(525)	-24.5%
Total operating expenses	3,741	2,831	(910)	-32.1%
Operating loss	(1,587)	(1,229)	(358)	-29.1%
Other income (expense):
Gain from change in fair value of earnout liability	5,512	-	5,512	100.0%
Gain from change in fair value of warrant liability	2,471	-	2,471	100.0%
Gain (loss) from change in fair value of convertible debt	371	(401)	772	-192.5%
Loss on note conversion	(435)	-	(435)	-100.0%
Interest expense, net	(134)	(39)	(95)	-243.6%
Other income (expense)	16	2	14	-700.0%
Total other income (expense), net	7,801	(438)	8,239	1881.1%
Income (loss) before income taxes	6,214	(1,667)	7,881	472.8%
Provision for income taxes	-	-	-	-
Net income (loss)	$6,214	$(1,667)	$7,881	472.8%

Net Revenues — Net revenues for the three months ended September 30, 2024 increased $484,000 to $2,868,000 as compared to $2,384,000 for the three months ended September 30, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $16 million from which we partially shipped in the three months ended September 30, 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended September 30, 2024, cost of sales decreased $68,000 to $714,000 as compared to $782,000 for the three months ended September 30, 2023. The decrease was due to reduced equipment purchases and increased Outpost AI sales during the three months ended September 30, 2024.

Research and Development Expenses — Research and development expenses for the three months ended September 30, 2024 increased $385,000 to $1,074,000 as compared to $689,000 for the three months ended September 30, 2023. The increase was due to increased expenses for product development.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended September 30, 2024 increased $525,000 to $2,667,000 as compared to $2,142,000 for the three months ended September 30, 2023. The increase was due to (i) increased insurance costs of $142,000; (ii) increased professional fees of $333,000, primarily related to the merger and the Nasdaq listing; and (iii) increased other operating expenses of $50,000.

Other Income Expense — Other income for the three months ended September 30, 2024 was $7,801,000 as compared to other expense of $438,000 for the three months ended September 30, 2023. Other expense for the three months ended September 30, 2024 consisted of (i) gain from change in fair value of earnout liability of $5,512,000; (ii) gain from change in fair value of warrant liability of $2,471,000; (iii) gain from change in fair value of convertible debt of $371,000; (iv) other income of $16,000; offset by (v) loss on note conversion of $435,000; and (vi) interest expense of $134,000. The gain from change in fair value of various financial instruments was primarily the result of a lower stock price.

The other expense for the three months ended September 30, 2023 related to (i) the loss in change of the fair value of the convertible note of $401,000; (ii) interest expense of $39,000; and offset by (iii) other income of $2,000.

Net Income/Loss — Net income for the three months ended September 30, 2024 was $6,214,000 as compared to net loss of $1,667,000 for the three months ended September 30, 2023. The net income is reduced by noncash items of $7,338,000, primarily the gain from the change in fair value of various financial instruments. Noncash items included (i) stock based compensation of $557,000; (ii) net amortization of operating lease right of use asset of $24,000; (iii) loss on note conversions of $434,000; offset by (iv) gain from change in fair value of warrant liability of $2,471,000; (v) gain from change in fair value of earnout liability of $5,571,000; and (vi) gain from change in fair value of convertible note of $370,000.

The net loss for the three months ended September 30, 2023 included noncash expenses of $687,000.

The following table sets forth key components of our results of operations during the nine months ended September 30, 2024 and 2023.

(dollars in thousands)

	Nine Months Ended September 30,
	2024	2023	$ Variance	% Variance

Net revenues	$19,844	$8,093	$11,751	145.2%
Cost of net revenues	10,556	4,013	(6,543)	-163.0%
Gross profit	9,288	4,080	5,208	127.6%
Research and development expenses	2,472	2,028	(444)	-21.9%
Selling, general and administrative expenses	8,830	8,068	(762)	-9.4%
Total operating expenses	11,302	10,096	(1,206)	-11.9%
Operating loss	(2,014)	(6,016)	4,002	66.5%
Other income (expense):
Loss from change in fair value of earnout liability	(1,096)	-	(1,096)	-100.0%
Loss from change in fair value of warrant liability	(2,834)	-	(2,834)	-100.0%
Loss from change in fair value of convertible debt	(142)	(401)	259	-64.6%
Loss on note conversion	(593)	-	(593)	-100.0%
Interest expense, net	(587)	(58)	(529)	-912.1%
Other (expense)	(23)	(7)	(16)	-228.6%
Total other income (expense), net	(5,275)	(466)	(4,809)	-1032.0%
Loss before income taxes	(7,289)	(6,482)	(807)	-12.4%
Provision for income taxes	-	-	-	-
Net (loss)	$(7,289)	$(6,482)	$(807)	-12.4%

Net Revenues — Net revenues for the nine months ended September 30, 2024 increased $11,751,000 to $19,844,000 as compared to $8,093,000 for the nine months ended September 30, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $16 million from which we shipped in the nine months ended September 30, 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the nine months ended September 30, 2024, cost of sales increased $6,543,000 to $10,556,000 as compared to $4,013,000 for the nine months ended September 30, 2023. The increase was due to higher product sales and product mix with increased equipment purchases during the nine months ended September 30, 2024.

Research and Development Expenses — Research and development expenses for the nine months ended September 30, 2024 increased $444,000 to $2,472,000 as compared to $2,028,000 for the nine months ended September 30, 2023. The increase was due to increased expenses for product development.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $762,000 to $8,830,000 as compared to $8,068,000 for the nine months ended September 30, 2023. The increase was due to (i) increased insurance costs of $574,000; (ii) increased professional fees of $1,712,000, primarily related to the merger and the Nasdaq listing; (iii) increased other operating expenses of $4,000; and offset by (iv) decreased stock based compensation of $1,527,000. The stock based compensation during the nine months ended September 30, 2023 included warrants to purchase common stock issued on May 8, 2023 for 765,000 shares to each of the two founders valued at $2,136,000.

Other Expense — Other expense for the nine months ended September 30, 2024 was $5,275,000 as compared to other expense of $466,000 for the nine months ended September 30, 2023. Other expense for the nine months ended September 30, 2024 consisted of (i) loss from change in fair value of earnout liability of $1,096,000; (ii) loss from change in fair value of warrant liability of $2,834,000; (iii) loss from change in fair value of convertible debt of $142,000; (iv) loss on note conversion of $593,000; (v) interest expense of $587,000: and (vi) other expense of $23,000. The loss from change in fair value of various financial instruments was primarily the result of an increase in the stock price.

The other expense for the nine months ended September 30, 2023 related to (i) the loss in change of the fair value of the convertible note of $401,000; (ii) interest expense of $58,000; and (iii) other expense of $7,000.

Net Loss — Net loss for the nine months ended September 30, 2024 was $7,289,000 as compared to a net loss of $6,482,000 for the nine months ended September 30, 2023. The net loss primarily related to noncash items of   $6,649,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $1,088,000; (iii) net amortization of operating lease right of use asset of $175,000; (iv) issuance of common stock for services of $198,000; (v) noncash interest expense of $521,000; (vi) loss from change in fair value of warrant liability of $2,834,000; (vii) loss from change in fair value of earnout liability of $1,096,000; (viii) loss from change in fair value of convertible note of $142,000; and (ix) loss on note conversions of $593,000.

The net loss for the nine months ended September 30, 2023 included noncash expenses of $3,462,000 of which stock-based compensation was $2,616,000.

Liquidity and Capital Resources as of September 30, 2024 and December 31, 2023

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $24.8 million as of September 30, 2024. As disclosed in Note 1, we closed an $8 million public offering with approximately $7.3 million in net proceeds. In November 2024, we analyzed our cash requirements and operations at least through November 2025 and determined that, based upon our current available cash and operations, we have no substantial doubt about our ability to continue as a going concern. Our assessment of the period of time through which its financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of its near and long-term future capital requirements that will depend on many factors.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $4,398,000. This amount was primarily related to (i) net loss of $7,289,000; and (ii) net working capital reductions of $3,758,000 (including a $2,059,000 reduction in deferred revenues); offset by (iii) noncash items of $6,649,000. Noncash items included (iv) depreciation of $2,000; (v) stock based compensation of $1,088,000; (vi) net amortization of operating lease right of use asset of $175,000; (vii) issuance of common stock for services of $198,000; (viii) noncash interest expense of $521,000; (ix) loss from change in warrant liability of $2,834,000; (x) loss from change in earnout liability of $1,096,000; (xi) loss from change in fair value of convertible note of $142,000; and (xii) loss on note conversions of $593,000.

Net cash used in operating activities for the nine months ended September 30, 2023 was $2,524,000. This amount was primarily related to (i) a net loss of $6,482,000; offset by (ii) depreciation of $11,000; (iii) stock based compensation of $2,616,000; (iv) net amortization of operating lease right of use asset of $513,000; (v) accelerated amortization of ROU asset of $265,000; (vi) gain from lease termination of $344,000; (vii) unrealized loss for increase in fair value of convertible promissory note of $401,000; and (viii) working capital changes of $496,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $7,780,000 and consisted of (i) proceeds from offering of $7,290,000; (ii) proceeds from exercise of warrants of $294,000; and (iii) proceeds from stock option exercises of $196,000.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $2,710,000 and consisted of (i) issuance of a senior secured convertible promissory note of $1,985,000; (ii) net advances provided by the founders of $1,150,000; and offset by (iii) the payoff of small business loan and line of credit of $425,000.

Debt Financing Arrangements

On June 22, 2023, we entered into a senior secured convertible promissory note with Platinum Capital Partners Inc. and received $2,000,000.

On February 2, 2024, we issued an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000. Interest accrued on the Platinum convertible note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the $2,000,000 principal amount of the note plus any accrued but unpaid interest is convertible into shares of common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the note, and (ii) 65% of the VWAP of the common stock for the five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the note. The note contains “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

In connection with the issuance of the Platinum convertible note, we issued to Platinum an amended and restated common stock purchase warrant dated February 2, 2024, to purchase 189,334 shares of the Company’s common stock at an exercise price per share of $3.69717. On March 18, 2024, Platinum exercised the Platinum warrant and received 137,367 shares of common stock. Platinum forfeited 51,967 shares.

On June 22, 2024, we entered into an extension agreement related to the Platinum convertible note. The extension agreement extended the due date of the note to June 22, 2025. In consideration for entering into the extension agreement, we issued to Platinum 232,360 shares of restricted common stock in payment of all interest and extension fees through June 22, 2025. Subject to the terms and conditions of such extension agreement, for a period commencing on December 22, 2024 and ending at the close of business on December 22, 2025, Platinum has a one-time put right to have us purchase all or a portion of Platinum’s 232,360 restricted shares at $2.27518 per share. We granted piggyback registration rights to Platinum.

The obligations under the Platinum convertible note are secured by a blanket lien on all our assets pursuant to an Amended and Restated Security Agreement dated February 2, 2024 and are guaranteed pursuant to an Amended and Restated Guaranty dated February 2, 2024. We also concurrently entered into an Amended and Restated Subordination Agreement.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,138,331	$359,746	$746,252	$32,333

On July 13, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027, which we expect to exercise.

On February 29, 2024, we extended an office lease in Moorestown, North Carolina. We lease 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, we extended the lease to February 28, 2025.

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the nine months ended September 30, 2024 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2024, we had the following sales of unregistered equity securities:

We issued an aggregate of 49,197 shares of common stock upon the exercise of stock options at an exercise price of $1.64 per share. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

During the three months ended September 30, 2024, we issued 219,763 shares of common stock  related to the conversion of the Platinum convertible note. This issuance was made pursuant to the exemption from registration under the Securities Act in reliance on Section 4(a)(2).

On September 13, 2024, we issued an additional 86,198 shares of common stock related to the conversion of notes at $2.65 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1

Warrant Agency Agreement, dated September 3, 2024, between the Company and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

4.2	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).
4.3	Placement Agent Warrant, dated September 3, 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).
10.1

Placement Agency Agreement dated August 29, 2024, between the Company and Roth Capital Partners, LLC and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

10.2

Securities Purchase Agreement, dated August 29, 2024, between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

10.3

Form of Lock-up Agreement (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-281333), filed with the SEC on August 22, 2024).

10.4	Master Loan Agreement dated September 27, 2024 by and between Airship AI Holdings, Inc. and Victor Huang (attached herewith)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.