Form 10-K
period 2024-12-31
Airship AI Holdings, Inc.
filed 2025-02-28
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 30, 2024 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $41,797,541.

As of February 28, 2025, there were a total of 31,749,319 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Airship AI Holdings, Inc.

 Annual Report on Form 10-K

Year Ended December 31, 2024

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

On December 21, 2023, the Company completed the merger contemplated by the Merger Agreement, dated as of June 27, 2023, as amended (the “Merger Agreement”) by and among BYTE Acquisition Corp. (“BYTS”), BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

Effective December 21, 2023, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation (the “merger”). Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the merger, Airship AI changed its name from “Airship AI Holdings, Inc.” to “Airship AI, Inc.”

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

Our customers trust us to collect and analyze vast amounts of data in real-time as well as make it available to their users when they need it, where they need it, as securely as possible. We believe our offerings are purpose-built from the ground up to help ensure we continue to meet or exceed these expectations.

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

Our Customer Base

Our market-entry strategy has been to build enduring partnerships with large early adopters, primarily in the United States. We believe these early adopters become customers and serve as validation of our capabilities to other potential customers in similar and adjacent verticals by demonstrating the value and operational efficiencies our platform provides. From our early adopter customer in the commercial space, we have successfully expanded our footprint to include additional enterprise customers in the commercial market, as well as numerous federal, military, and intelligence agencies across the U.S. government.

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

We believe there are substantial opportunities to leverage work done for our existing early adopter customers in the commercial and government sectors, where we continue to see growing parallels around operational needs and the technology capabilities we provide that can solve them.

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

8

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

•

Hardened and Secure Platform: As a U.S. owned and operated company, our offerings are compliant with the National Defense Authorization Act (“NDAA”), the Commercial Software and the Trade Agreements Act (“TAA”), and the Buy American Act. Thus, cybersecurity and safeguarding data at rest and in transit is factored into everything we do, resulting in our platform having been accredited with numerous Authorities to Operate (“ATO”) for U.S. government agencies for on-premise deployments as well at the Fed Ramp high impact level in the secure cloud. This allows us to bring government-grade security to the larger commercial sector.

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

In addition to the $7 billion combined edge AI hardware and software addressable market by 2029, growing at a blended compounded average growth rate (“CAGR”) of 21.8%, for 2023 alone the U.S. government has set aside $3.2 billion in discretionary resources for state and local grants and $30 billion in mandatory resources to support law enforcement, crime prevention, and violence intervention, based on The President’s Budget for Fiscal Year 2023

We believe our existing product market fit in the law enforcement vertical supported by our rapidly growing edge AI hardware and software offerings positions us well in this market. We plan to take advantage of this nexus market opportunity by targeting the larger state and local public safety marketplaces as well as commercial customers where our edge AI platform can allow them to participate in joint public-private ventures to improve public safety for their larger communities.

We expect that our market opportunity will continue to grow as we expand our edge AI hardware and software capabilities allowing us to serve our customers more broadly across their operations.

Growth Strategy

For 2025, we start with a pipeline of $137 million, consisting largely of U.S. government agency contracts. The opportunities that make up this pipeline include opportunities for expansion within existing agencies as well as new opportunities within the agency and/or new agencies themselves. While many of these opportunities are multi-year engagements which are expected to be highly competitive, they represent years of work of developing the opportunity around our unique value proposition and differentiators in support of a sole source award or to position Airship AI as the company to beat.

For 2025, we see significant investment and focus across the U.S. government in areas where we are highly active, including key efforts in our existing pipeline or efforts where we are piloting technology to assist with the larger effort. Within the 2025 Homeland Security, Justice, and Defense Department Appropriations Bills, some highly relevant areas called out for investment include: $300 million for new border security technology, $51 million for autonomous towers, $50 million for innovative technology, $90 million in funds around Operation Stonegarden which enhances cooperation and coordination amongst federal, state, local and tribal law enforcement groups to secure U.S. borders, and $305 million in the form of Nonprofit Security Grants for physical security enhancements for nonprofit organizations and house of worship that are at a high risk of terrorist attack, $4.1 billion in funds for custody operations which includes facilities and physical security measures for the 50,000 detention beds requested, $547 million to the Department of Justice for organized crime drug enforcement task forces to enhance multi-agency efforts combating transnational organized crime and reducing availability of illicit drugs, $1.14 billion to the Department of Defense for drug interdiction and counterdrug activities, and $220 million in direct support to combatant commanders through the Defense Innovation Unit to quickly obtain the cutting-edge technology and weapons they need and to rapidly get them to the warfighter.

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

•

Commercial Expansion: Based on our existing early adopter customers and the rapid acceleration of AI in solving public safety and operational challenges, we see significant opportunities for expansion of our platform in the broader commercial marketplace. While we see opportunities across multiple industry verticals, our focus in the short term will be on those verticals that can immediately benefit from the work already done, significantly reducing additional development efforts along with shortening the sales cycle. These verticals include infrastructure, transportation, logistics, and retail.

•

Strategic M&A Activities: As part of our commercial landing and government expansion strategies, we plan to focus on strategic acquisition targets with complementary technologies that can rapidly accelerate existing development efforts or add new capabilities to our platform that are supportive of our existing technology partnerships and routes to market strategies.

Employees

We employed fifty-three employees as of December 31, 2024. The employees are headquartered in Redmond, WA and are supported by a growing team at our Customer Center of Excellence located in Charlotte, NC. We employed eight research and development personnel in Taiwan as of December 31, 2024.

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

Our results of operations depend on sales to government and commercial enterprise organizations, which make product purchasing decisions based in part or entirely on factors, or perceived factors, not directly related to the features of the platforms, including, among others, that customer’s projections of business growth, uncertainty about macroeconomic conditions (including as a result of the ongoing Russia-Ukraine war and related economic sanctions, rising inflation and interest rates, or monetary policy changes), capital budgets, anticipated cost savings from the implementation of our platforms, potential preference for such customer’s internally-developed software solutions, perceptions about our business and platforms, more favorable terms offered by potential competitors, and previous technology investments. In addition, certain decision makers and other stakeholders within our potential customers tend to have vested interests in the continued use of internally developed or existing software, which may make it more difficult for us to sell our platforms and services. As a result of these and other factors, our sales efforts typically require an extensive effort throughout a customer’s organization, a significant investment of human resources, expense and time, including by our senior management, and there can be no assurances that we will be successful in making a sale to a potential customer. If our sales efforts to a potential customer do not result in sufficient revenue to justify our investments, including in our growing direct sales force, our business, financial condition, and results of operations could be adversely affected.

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

For the year ended December 31, 2024, we had revenue from seventy-four customers and one customer represented 57% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the year ended December 31, 2024 was due to one large order received in late 2023 which was fulfilled in the year ended December 31, 2024. As of December 31, 2024, four customers represent approximately 36%, 25%, 19% and 12% of outstanding account receivables. Due to the nature and concentration of the customers and timely payment history, credit risk in account receivables is estimated to be minimal.

For the year ended December 31, 2023, three customers represented 34%, 21% and 12% of total revenue from 58 customers, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the year ended December 31, 2023 was due to the lag-time in delivering on a large order which was not fulfilled until 2023. As of December 31, 2023, three customers represented approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature and concentration of the customers and timely payment history, credit risk in account receivables is minimal. From time to time, we may lose a major customer. It is not possible for us to predict the future level of demand from our larger customers for our platforms and applications.

With the exception of a master service agreement with one commercial customer for out of warranty services, we do not have any master service agreements with our customers. For our government agency customers, we must submit and complete standard bidding forms which contain all the applicable terms and conditions for our service offerings. In order to bid and secure government agency contracts, we either work directly with certain governmental agencies or work with and through the entity that has the prime bidding relationship with the government agencies. For our commercial customers, they submit detailed purchase orders which generally contain all the key terms and conditions, but such purchase orders may be supported by separate statements of work for particular projects.

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

Seasonality may cause fluctuations in Airship AI’s results of operations and financial position.

Historically our sales vary significantly . We believe that this seasonality results from a number of factors, including:

•	the fiscal year end procurement cycle of our government customers, and in particular U.S. government customers which have a fiscal year-end of September 30;

•	the fiscal year budgeting process for our commercial customers, many of which have a fiscal year end of March 31;

•	seasonal reductions in business activity during the summer months in the United States, Europe, and certain other regions; and

•	timing of projects and our customers’ evaluation of our work progress.

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

For example, increased government spending on technology aimed at national defense, financial or policy regulation, cybersecurity, or healthcare mandates may drive customer demand at different times throughout our year, the timing of which we may not be able to anticipate and may cause fluctuations in our results of operations. The timing of our fiscal quarters, the U.S. federal government’s September 30 fiscal year end and budget approvals also may impact sales to governmental agencies in the third quarter of our year, offsetting, at least in part, the otherwise seasonal downturn we have historically observed in later summer months.

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

The market for Airship AI’s platforms is rapidly evolving. Our future success will depend in large part on the growth and expansion of this market, which is difficult to predict and relies on a number of factors, including customer adoption, customer demand, changing customer needs, the entry of competitive products, the success of existing competitive products, potential customers’ willingness to adopt an alternative approach to data collection, storage, and processing and their willingness to invest in new software after significant prior investments in legacy data collection, storage, and processing software. The estimates and assumptions that are used to calculate our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of the organizations covered by our market opportunity estimates will pay for our platforms and services at all or generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts, our business could fail to grow at the levels we expect or at all for a variety of reasons outside our control, including competition in our industry. Further, if we or other data management and analytics providers experience security breaches or incidents, loss, corruption, or unavailability of or unauthorized access to customer data, disruptions in delivery, or other problems, this market as a whole, including our platforms, may be negatively affected. If software for the challenges that we address does not achieve widespread adoption, or there is a reduction in demand caused by a lack of customer acceptance, technological challenges, weakening economic conditions (including due to the ongoing Russia-Ukraine war and related economic sanctions, rising inflation and interest rates, and monetary policy changes), security or privacy concerns, competing technologies and products, decreases in corporate spending, or otherwise, or, alternatively, if the market develops but we are unable to continue to penetrate it due to the cost, performance, and perceived value associated with our platforms, or other factors, it could result in decreased revenue and our business, financial condition, and results of operations could be adversely affected.

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

Airship AI has not been consistently profitable in the past and may not achieve or maintain profitability in the future.

We have incurred losses from operations the past few years and had an accumulated deficit of $74,942,000 as of December 31, 2024. There can be no assurance that Airship AI will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Airship AI’s revenues have fluctuated and may likely continue to fluctuate significantly from quarter to quarter and from year to year. Airship AI will need to obtain additional capital and increase sales to become profitable. The net income for the year ended December 31, 2023 was primarily as a result of the gain from change in fair value of earnout liability of approximately $21,976,000.

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

Airship AI sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion. For the year ended December 31, 2024, we had revenue from seventy-four customers and one customer represented 57% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the year ended December 31, 2024 was due to one large order received in late 2023 which was fulfilled in the year ended December 31, 2024. As of December 31, 2024, four customers represent approximately 36%, 25%, 19% and 12% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the year ended December 31, 2023, three customers represented 34%, 21% and 12% of total revenue from 58 customers, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the year ended December 31, 2023 was due to the lag-time in delivering on a large order received in late 2022 which was not fulfilled until 2023. As of December 31, 2023, three customers represented approximately 51%, 26% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is minimal.

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

Our future performance also depends on the continued services and continuing contributions of our senior management team. We are implementing a transition plan for the senior management team. Any loss of senior management could significantly delay or prevent the achievement of our development and strategic objectives, which could adversely affect our business, financial condition and results of operations.

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

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for government projects. Disruptions in how the government agencies operate due to these policies may materially adversely affect our business. Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

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

If we merge with or acquire another company, it is reasonably expected that there will be increased operating expenses and costs associated with such acquisition that could negatively impact operating profits in the future periods immediately following the M&A event. The extent and longevity of those impacts is not possible to quantify.

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

Various factors contribute to the uncertain economic environment, including the ongoing Russia-Ukraine and Israel wars, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our operating results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

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

We prepare our consolidated financial statements in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”). In particular, we make certain estimates and assumptions related to the adoption and interpretation of these principles including the recognition of our revenue and the accounting for our provision for income taxes. If these assumptions turn out to be incorrect, our financial results and position could materially differ from our expectations and could be materially adversely affected. A change in any of these principles or guidance, or in their interpretations or application to us, may have a significant effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results or our forecasts, which may negatively impact our financial statements.

If Airship AI’s judgments or estimates relating to its critical accounting policies are based on assumptions that change or prove to be incorrect, Airship AI’s results of operations could fall below expectations of securities analysts and investors, resulting in a decline in its stock price.

The preparation of our financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of the combined company’s securities. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, the fair value of certain liabilities and income taxes.

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

Under the Tax Reform Act of 1986, the amounts of, and benefits from, net operating losses may be limited in certain circumstances, including a change in control. Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

Provisions enacted by the 2017 Tax Cuts and Jobs Act related to the capitalization for tax purposes of research and experimental (“R&E”) expenditures became effective on January 1, 2022. Beginning January 1, 2022, all U.S. and non-U.S. based R&E expenditures must be capitalized and amortized over five years and 15 years, respectively.

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized during the years ended or as of December 31, 2024 and 2023.

Risks Related to Our Securities

Currently, our common stock and public warrants are listed on Nasdaq. However, there may not be enough liquidity in such market to enable securityholders to sell their securities.

Currently, our common stock and public warrants are listed on The Nasdaq Global Market and The Nasdaq Capital Market, respectively. If a public market for our securities does not develop, investors may not be able to re-sell their securities, rendering their securities illiquid and possibly resulting in a complete loss of their investment. We cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. The trading price of and demand for the common stock and the development and continued existence of a market and favorable price for the common stock will depend on a number of conditions, including the development of a market following, including by analysts and other investment professionals, the businesses, operations, results, and prospects of the Company, general market and economic conditions, governmental actions, regulatory considerations, legal proceedings, and developments or other factors. These and other factors may impair the development of a liquid market and the ability of investors to sell shares at an attractive price. These factors also could cause the market price and demand for the common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares and may otherwise negatively affect the price and liquidity of the common stock. Many of these factors and conditions are beyond the control of the Company or the stockholders.

Our executive officers and directors exercise significant control over us, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Victor Huang, Airship AI’s co-Founder and our Chief Executive Officer, and Derek Xu, Airship AI’s co-Founder and our Chief Operating Officer, beneficially own (including shares underlying outstanding warrants, stock options and SARs) approximately 49.5% of our combined voting power. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

These stockholders may have interests, with respect to their common stock, which are different from those of the public investors and the concentration of voting power among one or more of these stockholders may have an adverse effect on the price of the common stock.

In addition, this concentration of ownership might adversely affect the market price of the common stock by: (1) delaying, deferring or preventing a change of control; (2) impeding a merger, consolidation, takeover or other M&A event involving us; or (3) discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

The requirements of being a public company may strain the Company’s resources and distract management and we will incur substantial costs as a result of being a public company.

The Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, and the Securities Act of 1933, as amended (the “Securities Act”). These rules, regulations and requirements are extensive. We will incur significant costs associated with our public company corporate governance and reporting requirements. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more corporate employees to comply with these requirements or engage outside consultants, which would increase our costs and expenses. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. These applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board or as executive officers.

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

As a result of disclosure of information in this prospectus and in the filings that we are required to make as a public company, our business, operating results and financial condition have become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If any such claims are successful, our business, operating results and financial condition could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, operating results and financial condition.

A decline in the price of common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of the common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity, operations and strategic plans. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new products and services and continue current operations. If our common stock’s price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

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

We have not paid any cash dividends on common stock and do not intend to pay cash dividends on common stock in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the Board decides is relevant. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of the capital stock.

The market price of our equity securities may be volatile, and you could lose a significant part of your investment.

The stock markets, including the Nasdaq, on which certain of our securities are listed, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock and public warrants, the market price of our securities may be volatile and could decline significantly.

On February 26, 2025, the last reported sales price of our common stock was $4.48. The exercise price of the public warrants is $4.50. The exercise price of the public warrants is higher than the current market price of our common stock and accordingly, public warrant holders may not be able to exercise their public warrants at this time. Cash proceeds associated with the exercises of the public warrants are dependent on our stock price and given the recent price volatility of our common stock and relative lack of liquidity in our stock, we may not receive any cash proceeds in relation to our outstanding warrants. In addition, the trading volume in our common stock and our public warrants may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of the common stock and our public warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	the realization of any of the risk factors presented in this report;

•	the concentration of the ownership of our shares by a limited number of affiliated stockholders may limit interest in our securities;

•	limited “public float” with a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	additions or departures of key personnel;

•	loss of a strategic relationship;

•	variations in operating results from the expectations of securities analysts or investors;

•	announcements of new products or services by us or our competitors;

•	reductions in the market share of our products;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	investor perception of our industry or prospects;

•	insider selling or buying;

•	investors entering into short sale contracts;

•	regulatory developments affecting our industry;

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	revisions in securities analysts’ estimates or reductions in security analysts’ coverage; and

•	economic and other external factors.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of BYTS’ IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

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

We are also subject other provisions of Delaware law that limit the ability of stockholders in certain situations to effect certain mergers. Any of the foregoing provisions and terms that has the effect of delaying or deterring a change in control could limit the opportunity for stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for the common stock.

Our certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our charter requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the Court of Chancery in the State of Delaware or, if that court lacks subject matter jurisdiction, another federal or state court situated in the State of Delaware. These provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our charter. In addition, our charter and bylaws provide that, to the fullest extent permitted by law, claims made under the Securities Act must be brought in federal district court.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims and result in increased costs for investors to bring a claim. Alternatively, if a court were to find the choice of forum provision contained in our charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

ITEM 2. PROPERTIES.

On July 13, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started on October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. We do not believe it is reasonably certain that the lease will be extended.

On February 29, 2024, we extended an office lease in Mooresville, North Carolina. We lease 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, we extended the lease to February 28, 2025. We will exit this location on February 28, 2025.

On February 1, 2025, we entered into an office lease in Mooresville, North Carolina. We lease 5,240 square feet and the net monthly payment is $9,105. The lease expires January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and public warrants are listed on The Nasdaq Global Market and The Nasdaq Capital Market, respectively, and began trading on Nasdaq under the symbols “AISP” and “AISPW,” respectively, on December 22, 2023. As of February 26, 2025, the closing sale price of our common stock and the closing sales price of our public warrants were $4.48 and $1.45, respectively.

Number of Holders of our Securities

As of February 26, 2025, there were approximately 437  holders of record of our common stock and five holders of record of the public warrants.  In computing the number of holders of record of our common stock and public warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2024.

Description of Securities

Authorized and Outstanding Stock

We are a Delaware company and our affairs are governed by our certificate of incorporation, our bylaws and the Delaware General Corporation Law, which we refer to as the “DGCL” or “Delaware law” below, and the common law of the State of Delaware. Our charter authorizes the issuance of 205,000,000 shares, consisting of 200,000,000 shares of common stock, par value $0.0001 per share, and 5,000,000 shares of preferred stock, par value $0.0001 per share.

Common Stock

As of December 31, 2024, there were 30,588,413 shares of common stock outstanding.

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

Preferred Stock

There are no shares of preferred stock issued or outstanding. Our charter authorizes the Board to establish one or more series of preferred stock. Unless required by law or any stock exchange, the authorized shares of preferred stock will be available for issuance without further action by the holders of common stock. The Board has the discretion to determine the powers, preferences and relative, participating, optional and other special rights, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the stockholders. Additionally, the issuance of preferred stock may adversely affect the holders of common stock by restricting dividends on the common stock, diluting the voting power of the common stock or subordinating the liquidation rights of the common stock. As a result of these or other factors, the issuance of preferred stock could have an adverse impact on the market price of the common stock, restricting dividends on the Company’s capital stock, diluting the voting power of common stock, impairing the liquidation rights of the Company’s capital stock, or delaying or preventing a change in control of the Company. At present, there are no plans to issue any preferred stock.

Warrants

Public Warrants

Each whole public warrant will entitle the registered holder to purchase one share of common stock at a price of $4.50 per share, subject to adjustment as discussed below, provided that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the public warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their public warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares of common stock are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its public warrants only for a whole number of shares of common stock. This means only a whole public warrants may be exercised at a given time by a warrant holder. The public warrants will expire five years after the closing of the merger, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the public warrants, each warrant holder will be entitled to exercise his, her or its public warrant prior to the scheduled redemption date. However, the price of the common stock may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a public warrant described under the heading “— Anti-dilution Adjustments”) as well as the $4.50 warrant exercise price after the redemption notice is issued.

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

This redemption feature is structured to allow for all of the outstanding public warrants to be redeemed when the common stock is trading at or above $10.00 per share, which may be at a time when the trading price of the common stock is below the exercise price of the public warrants. We have established this redemption feature to provide us with the flexibility to redeem the public warrants without the public warrants having to reach the $18.00 per share threshold set forth above under “— Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $18.00.” Holders choosing to exercise their public warrants in connection with a redemption pursuant to this feature will, in effect, receive a number of shares for their warrants based on an option pricing model with a fixed volatility input as of the date of BYTS’ IPO prospectus. This redemption right provides us with an additional mechanism by which to redeem all of the outstanding warrants, and therefore have certainty as to our capital structure as the warrants would no longer be outstanding and would have been exercised or redeemed and we will be required to pay the applicable redemption price to warrant holders if we choose to exercise this redemption right and it will allow us to quickly proceed with a redemption of the public warrants if we determine it is in our best interest to do so. As such, we would redeem the public warrants in this manner when we believe it is in our best interest to update our capital structure to remove the warrants and pay the applicable redemption price to the warrant holders.

No fractional shares of common stock will be issued upon exercise. If, upon exercise, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of shares to be issued to the holder. If, at the time of redemption, the public warrants are exercisable for a security other than shares of common stock pursuant to the warrant agreement, the public warrants may be exercised for such security. At such time as the public warrants become exercisable for a security other than common stock, the Company (or the surviving company) will use its commercially reasonable efforts to register under the Securities Act the security issuable upon exercise of the warrants.

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

The public warrants are issued in registered form under a warrant agreement between the Company and Equiniti Trust Company, LLC, as warrant agent. The warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the public warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants, and, solely with respect to any amendment to the terms of the private warrants, 50% of the then outstanding private warrants. You should review a copy of the warrant agreement, which is filed as an exhibit to the annual report, for a complete description of the terms and conditions applicable to the public warrants.

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

Private Warrants

The private warrants will not be redeemable by the Company so long as they are held by the Sponsor, members of the Sponsor or their permitted transferees (except as set forth under “— Warrants — Public Warrants — Redemption of Public Warrants when the price per share of Common Stock equals or exceeds $10.00”). The Sponsor or its permitted transferees have the option to exercise the private warrants on a cashless basis. Except as described below, the private warrants have terms and provisions that are identical to those of the warrants sold as part of the Units in BYTS’ IPO. If the private warrants are held by holders other than the Sponsor or its permitted transferees, the private warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the Units sold in BYTS’s IPO.

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

Our Transfer Agent and Warrant Agent

The transfer agent for the common stock and warrant agent for the warrants is Equiniti Trust Company, LLC. Its address is 48 Wall Street, Floor 23, New York, New York 10005, and its telephone number is (800) 937-5449.

Certain Anti-Takeover Provisions of the Charter, the Bylaws and Certain Provisions of Delaware law

Our charter and bylaws and the DGCL contain provisions, which are summarized in the following paragraphs, which are intended to enhance the likelihood of continuity and stability in the composition of the Board and to discourage certain types of transactions that may involve an actual or threatened acquisition of the Company. These provisions are intended to avoid costly takeover battles, reduce the Company’s vulnerability to a hostile change of control or other unsolicited acquisition proposal, and enhance the ability of the Board to maximize stockholder value in connection with any unsolicited offer to acquire the Company. However, these provisions may have the effect of delaying, deterring or preventing a merger or acquisition of the Company by means of a tender offer, a proxy contest or other takeover attempt that a stockholder might consider in its best interest, including attempts that might result in a premium over the prevailing market price for the shares of common stock. Our charter provides that, from and after the date the Company ceases to qualify as a “controlled company” within the meaning of Nasdaq listing standards, any action required or permitted to be taken by the Company’s stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing by such holders, except that any action required or permitted to be taken by holders of any series of preferred stock, voting separately as a series or separately as a class with one or more other such series, may be taken without a meeting, without prior notice and without a vote, to the extent expressly permitted to do so by the certificate of designation relating to one or more series of preferred stock, if a consent or consents, setting forth the action so taken, are signed by the holders of outstanding shares of the relevant class or series having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted and are delivered to the Company in accordance with the applicable provisions of the DGCL. See also “Risk Factors — Risks Related to our Securities — Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt”.

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

Election of Directors and Vacancies

Our charter provides that the Board will determine the number of directors who will serve on the board. The exact number of directors will be fixed from time to time by a majority of the Board. The Board is declassified and consists of one class of directors only, and all directors will be elected annually and will be elected for one year terms expiring at the next annual meeting of the Company’s stockholders. There will be no limit on the number of terms a director may serve on the Board.

In addition, our charter provides that any vacancy on the Board, including a vacancy that results from an increase in the number of directors or a vacancy that results from the removal of a director with cause, may be filled only by a majority of the directors then in office, subject to any rights of the holders of preferred stock.

Quorum

Our bylaws provide that at any meeting of the Board, a majority of the total number of directors then in office constitutes a quorum for the transaction of business.

No Cumulative Voting

Under Delaware law, the right to vote cumulatively does not exist unless the certificate of incorporation expressly authorizes cumulative voting. Our charter does not authorize cumulative voting.

Special Meetings of Stockholders

Our charter provides that special meetings of stockholders may be called only by or at the direction of the Board, the Chairperson of the Board of Directors, the Chief Executive Officer or President, in each case, in accordance with our charter and bylaws.

Requirements for Advance Notification of Stockholder Meetings, Nominations and Proposals

Our bylaws establish advance notice procedures with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of the Board or a committee of the Board. For any matter to be “properly brought” before a meeting, a stockholder will have to comply with advance notice requirements and provide the Company with certain information. Generally, to be timely, a stockholder’s notice must be received at the Company’s principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary date of the immediately preceding annual meeting of stockholders. Our bylaws allow the Board to adopt rules and regulations for the conduct of a meeting of the stockholders as it deems appropriate, which may have the effect of precluding the conduct of certain business at a meeting if the rules and regulations are not followed. These provisions may also defer, delay or discourage a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to influence or obtain control of the Company.

Supermajority Provisions

Our charter and bylaws provide that the Board is expressly authorized to adopt, amend or repeal, in whole or in part, the bylaws without a stockholder vote in any matter not inconsistent with the laws of the State of Delaware or our charter. The Company’s stockholders also will have the power to adopt, amend or repeal the bylaws by the affirmative vote of the holders of at least a majority of the voting power of all of the then outstanding shares of stock of the Company entitled to vote generally in an election of directors, voting together as a single class, subject to any vote of the holders of any class or series of stock of the Company required by applicable law or by our charter (including any certificate of designation in respect of any series of preferred stock) or bylaws.

The DGCL provides generally that the affirmative vote of a majority of the outstanding shares entitled to vote thereon, voting together as a single class, is required to amend a corporation’s certificate of incorporation, unless the certificate of incorporation requires a greater percentage. Our charter provides that the following provisions therein may be amended, altered, repealed or rescinded only by the affirmative vote of the holders of at least 66 and 2/3% in voting power all the then outstanding shares of the Company’s stock entitled to vote thereon, voting together as a single class:

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

Exclusive Forum

Our charter provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court thereof shall, to the fullest extent permitted by law, be the sole and exclusive forum for the following claims or causes of action under the Delaware statutory or common law: (i) any derivative action, suit or proceeding brought on behalf of the Company, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action, suit or proceeding against the Company or any current or former director, officer or other employee of the Company arising pursuant to any provision of the DGCL or our charter or bylaws (as each may be amended from time to time), (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our charter or bylaws (as each may be amended from time to time, including any right, obligation, or remedy thereunder), (v) any action, suit or proceeding as to which the DGCL confers jurisdiction on the Chancery Court, or (vi) any action, suit or proceeding asserting a claim against the Company or any current or former director, officer or other employee of the Company governed by the internal affairs doctrine or otherwise related to the Company’s internal affairs, in all cases to the fullest extent permitted by law and subject to the court having personal jurisdiction over the indispensable parties named as defendants. To the fullest extent permitted by law, any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to the forum provisions in our charter. Our charter further provides that unless the Company consents in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States will be the exclusive forum for the resolutions of any complaint asserting a cause of action arising under the Securities Act. This provision in the charter will not apply to any claim or action arising under the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction; however, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. However, it is possible that a court could find the Company’s forum selection provisions to be inapplicable or unenforceable. Although the Company believes this provision will benefit the Company by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against the Company’s directors and officers.

Conflicts of Interest

Delaware law permits corporations to adopt provisions renouncing any interest or expectancy in certain opportunities that are presented to the corporation or its officers, directors or stockholders. Our charter, to the maximum extent permitted from time to time by Delaware law, renounces any interest or expectancy that the Company has in, or right to be offered an opportunity to participate in, specified business opportunities that are from time to time presented to a member of the Board who is not an employee of the Company or its subsidiaries, or the principal stockholders of the Company and their affiliates. Our charter does not renounce the Company’s interest in any business opportunity that is expressly offered to a non-employee director solely in his or her capacity as a director or officer of the Company.

Limitations on Liability and Indemnification of Officers and Directors

The DGCL authorizes corporations to limit or eliminate the personal liability of directors to corporations and their stockholders for monetary damages for breaches of directors’ fiduciary duties, subject to certain exceptions. Our charter includes a provision that eliminates the personal liability of directors and officers for monetary damages for any breach of fiduciary duty as a director or officer, except to the extent such exemption from liability or limitation thereof is not permitted under the DGCL. The effect of these provisions is to eliminate the rights of the Company and its stockholders, through stockholders’ derivative suits on the Company’s behalf, to recover monetary damages from a director or officer for breach of fiduciary duty as a director or officer, including breaches resulting from grossly negligent behavior. However, exculpation does not apply to any director or officer if the director or officer has acted in bad faith, knowingly or intentionally violated the law, authorized illegal dividends or redemptions or derived an improper benefit from his or her actions as a director or officer.

The limitation of liability provision in our charter and bylaws may discourage stockholders from bringing a lawsuit against directors or officers for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit the Company and its stockholders. In addition, your investment may be adversely affected to the extent the Company pays the costs of settlement and damage awards against directors and officers pursuant to any indemnity agreements that may be entered into. The Company believes that this provision, liability insurance and any indemnity agreements that may be entered into are necessary to attract and retain talented and experienced directors and officers.

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

ITEM 6. [Reserved]

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

Recent Developments

On June 3, 2024, we permanently reduced the exercise price of our outstanding public warrants and private warrants, previously exercisable at $11.50 per share, to an exercise price of $7.80 per share. On November 20, 2024, we further reduced the exercise price of our outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes.

On June 22, 2024, we entered into an extension agreement with Platinum Capital Partner, Inc. to extend the maturity date of a $2,000,000 senior secured convertible promissory note to June 22, 2025. In consideration for entering into the extension agreement, we issued to Platinum 232,360 shares of common stock in payment of all interest and extension fees through June 22, 2025. As of December 31, 2024, the $2,000,000 principal balance of the senior secured convertible note was converted to equity. During the year ended December 31, 2024, we issued 879,051 shares of common stock related to the conversion.

On September 3, 2024, we closed an offering of $8 million consisting of 2,882,883 shares of common stock and 2,882,883 common warrants to purchase up to 2,882,883 shares of common stock at a combined offering price of $2.775 per share and common stock warrant.  The Company received net proceeds of approximately $7.3 million, after deducting the estimated offering expenses payable by us, including the placement agent fees. We intend to use the net proceeds from the offering for working capital and general corporate purposes, including cost of goods sold purchases, personnel and product development.

On September 27, 2024, the Company entered into a master loan agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. We agreed to pay interest for the 2024 advances of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. There are no outstanding advances under this master loan agreement as of December 31, 2024.

On December 24, 2024, we entered into a warrant exercise inducement agreement with a holder of  existing common stock warrants exercisable for an aggregate of 2,882,883 shares of common stock at the existing exercise price of $2.65 per share (collectively, the “Existing Warrants”), in exchange for the issuance of new common stock warrants to purchase 2,162,162 shares of common stock at an exercise price per share of $4.50 (collectively, the “Inducement Warrants”). The investor agreed to exercise the existing 2,882,883 warrants for cash resulting in aggregate gross proceeds of approximately $7.6 million with approximately $7.4 million in net proceeds after deducting advisory fees. The Inducement Warrants are immediately exercisable and will be exercisable for five years from the date of issuance.

As of September 30, 2024, we determined the First Operating Performance Milestone of the earnout shares was achieved and 1,250,000 shares of our common stock were issued to applicable personnel on January 7, 2025.

Key Performance Indicators

Historically, a majority of our product revenue has consisted primarily of a bundled hardware and software product and to date we have sold or licensed a minimal amount of standalone software. In the future, we expect to see more delivery of our products using a cloud-based software solution which will allow us to create additional subscription revenue.

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

Segment Reporting

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer, Chief Financial Officer and President are the Company’s CODM. The CODM monitors the revenue and expense components of the various products and services we offer, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by management to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations and Comprehensive Loss to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

(dollars in thousands)

	Years Ended December 31,
	2024	2023	$ Variance	% Variance

Net revenues	$23,050	$12,300	$10,750	87.4%
Cost of net revenues	12,523	6,536	(5,987)	-91.6%
Gross profit	10,527	5,764	4,763	82.6%
Research and development expenses	2,805	2,729	(76)	-2.8%
Selling, general and administrative expenses	11,227	9,675	(1,552)	-16.0%
Total operating expenses	14,032	12,404	(1,628)	-13.1%
Operating loss	(3,505)	(6,640)	3,135	47.2%
Other income (expense):
(Loss) gain from change in fair value of earnout liability	(18,171)	21,977	(40,148)	-182.7%
(Loss) gain from change in fair value of warrant liability	(33,513)	1,341	(34,854)	-2599.1%
Loss from change in fair value of convertible debt	(142)	(241)	99	41.1%
Loss on note conversion	(1,145)	-	(1,145)	-100.0%
Interest expense, net	(1,003)	(56)	(947)	-1691.1%
Other income (expense)	14	(10)	24	240.0%
Total other (expense) income, net	(53,960)	23,011	(76,971)	-334.5%
(Loss) income before income taxes	(57,465)	16,371	(73,836)	-451.0%
Provision for income taxes	-	-	-	-
Net (loss) income	$(57,465)	$16,371	$(73,836)	-451.0%

Net Revenues — Net revenues for the year ended December 31, 2024 increased $10,750,000 to $23,050,000 as compared to $12,300,000 for the year ended December 31, 2023, as a result of increased product sales. We received purchase orders from various federal government agency customers totaling over $16 million which we shipped in the year ended December 31, 2024.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the year ended December 31, 2024, cost of sales increased $5,987,000 to $12,523,000 as compared to $6,536,000 for the year ended December 31, 2023. The increase was due to higher product sales and product mix with increased equipment purchases during the year ended December 31, 2024.

Research and Development Expenses — Research and development expenses for the year ended December 31, 2024 increased $76,000 to $2,805,000 as compared to $2,729,000 for the year ended December 31, 2023. The increase was due to increased expenses for product development.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the year ended December 31, 2024 increased $1,552,000 to $11,227,000 as compared to $9,675,000 for the year ended December 31, 2023. The increase was due to (i) increased insurance costs of $626,000; (ii) increased professional fees of $944,000, primarily related to the merger and the Nasdaq listing; (iii) increased other operating expenses of $1,471,000 including higher wages and other costs associated with the Nasdaq listing; and offset by (iv) decreased stock based compensation of $1,489,000. The stock based compensation during the year ended December 31, 2023 included warrants to purchase common stock issued on May 8, 2023 for 765,000 shares to each of the two founders valued at $2,136,000.

Other Expense — Other expense for the year ended December 31, 2024 was $53,960,000 as compared to other income of $23,011,000 for the year ended December 31, 2023. Other expense for the year ended December 31, 2024 consisted of (i) loss from change in fair value of earnout liability of $18,171,000; (ii) loss from change in fair value of warrant liability of $33,513,000; (iii) loss from change in fair value of convertible debt of $142,000; (iv) loss on note conversion of $1,145,000; (v) interest expense of $1,003,000: and offset by (vi) other income of $14,000. The loss from change in fair value of various financial instruments was primarily the result of an increase in the stock price.

Other income for the year ended December 31, 2023 consisted of (i) gain from change in fair value of warrant liability of $1,341,000; (ii) gain from change in fair value of earnout liability of $21,977,000; and offset by (iii) unrealized loss for increase in fair value of convertible promissory note of $241,000 and (iv) noncash interest and other, net of $66,000. The gain from change in fair value of various financial instruments was primarily the result of a decrease in the stock price from the merger date to December 31, 2023.

Net Loss — Net loss for the year ended December 31, 2024 was $57,465,000 as compared to a net income of $16,371,000 for the year ended December 31, 2023. The net loss primarily related to noncash items of   $55,766 ,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $1,363,000; (iii) net amortization of operating lease right of use asset of $223,000; (iv) issuance of common stock for services of $199,000; (v) noncash interest expense of $1,008,000; (vi) loss from change in warrant liability of $33,513,000; (vii) loss from change in earnout liability of $18,171,000; (viii) loss from change in fair value of convertible note of $142,000; and (ix) loss on note conversions of $1,145,000.

The net income for the year ended December 31, 2023 included noncash income of $19,627,000.

Liquidity and Capital Resources as of December 31, 2024 and 2023

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $74.9 million as of December 31, 2024. As disclosed in Note 1, in September 2024, we closed an $8 million public offering with approximately $7.3 million in net proceeds. In December 2024, we received net proceeds of approximately $7.4 million from the exercise of warrants related to an inducement offer agreement. We formally evaluated our liquidity and cash position in February 2025 when preparing the December 31, 2024 audited consolidated financial statements. During this process, we analyzed our cash requirements and operations at least through February 2026 and determined that, based upon our current available cash and operations, we have no substantial doubt about our ability to continue as a going concern. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of our near and long-term future capital requirements that will depend on many factors.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $6,504,000. This amount was primarily related to (i) net loss of $57,465,000; and (ii) net working capital reductions of $4,804,000 (including a $2,780,000 reduction in deferred revenues); offset by (iii) noncash items of $55,766,000. Noncash items included (iv) depreciation of $2,000; (v) stock based compensation of $1,363,000; (vi) net amortization of operating lease right of use asset of $223,000; (vii) issuance of common stock for services of $199,000; (viii) noncash interest expense of $1,008,000; (ix) loss from change in warrant liability of $33,513,000; (x) loss from change in earnout liability of $18,171,000; (xi) loss from change in fair value of convertible note of $142,000; and (xii) loss on note conversions of $1,145,000.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $14,785,000 and consisted of (i) net proceeds from offering of $7,290,000; (ii) net proceeds from exercise of warrants of $7,705,000; and (iii) proceeds from stock option exercises of $240,000; offset by repayment of advances by founders of $450,000.

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

On February 2, 2024, we issued an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000 primarily to adjust the conversion price per share to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the note, and (ii) 65% of the VWAP of the common stock for the five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the note. The note contained “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

On June 22, 2024, we entered into an extension agreement with Platinum Capital Partner, Inc. to extend the maturity date of the $2,000,000 senior secured convertible promissory note to June 22, 2025. In consideration for entering into the extension agreement, we issued to Platinum 232,360 shares of common stock in payment of all interest and extension fees through June 22, 2025. As of December 31, 2024, the Platinum convertible note was fully converted to equity. We issued 879,051 shares of common stock related to the conversion.

On October 3, 2023, we issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes were convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the notes with a face value of $600,000 and interest into 169,204 shares of the Company’s common stock valued at $835,610. On September 13, 2024, we issued an additional 86,198 shares of our common stock related to the conversion of notes at $2.65 per share. We recognized a loss on debt conversion of $393,253 during the year ended December 31, 2024.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$1,046,705	$359,563	$687,142

On July 13, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started on October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. We do not believe that is reasonably certain that the lease will be extended.

On February 29, 2024, we extended an office lease in Mooresville, North Carolina. We lease 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, we extended the lease to February 28, 2025. We will exit this location on February 28, 2025.

On February 1, 2025, we entered into an office lease in Mooresville, North Carolina. We lease 5,240 square feet and the net monthly payment is $9,105. The lease expires January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

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

Stock Based Compensation

The Company records stock-based compensation expense associated with stock options, warrants, SARs, unvested earnout shares and other equity-based compensation using the Black-Scholes-Merton option valuation and Monte Carlo valuation models for estimating fair value of such equity instruments. The fair value of such equity instruments is determined at the date of grant and such value is recognized as an expense over the service period of the recipient. The Black-Scholes-Merton and Monte Carlo pricing model uses various inputs and assumptions, including the estimated fair value of the common stock, stock volatility, risk free interest rate over the expected term of the instrument, estimated life of the award, and forfeiture rates of such awards. All of these estimates impact stock based compensation which is a non-cash expense. Changes in the assumptions used in the calculation would impact the recorded stock based compensation. The fair value of the equity instrument is usually calculated at issuance and is not required to be remeasured in the future. Management uses third party experts to assist with certain elements of the fair value calculation and it constantly adjusts the variables used in estimating the fair value of equity instruments issued as compensation.

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

We recorded our senior secured convertible promissory note, earnout liability (unvested earnout shares), public and private placement warrants and the warrants that were issued with the senior secured convertible note at fair value, remeasured on a recurring basis  The senior secured convertible note was fully converted to equity as of December 31, 2024. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2024 and 2023 are based upon the short-term nature of the assets and liabilities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this report and is included herein by reference.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Pursuant to Regulation S-K Item 308(b), this Annual Report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting.

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

(c) Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2024, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2024 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position
Victor Huang	55	Chief Excutive Officer, Chairman of the Board and Director
Derek Xu	68	Chief Operating Officer and Director
Paul Allen	55	President
Yanda Ma	46	Chief Technology Officer
Mark E. Scott	71	Chief Financial Officer, Secretary and Treasurer
Peeyush Ranjan	50	Director
Louis Lebedin	67	Director
Amit Mital	55	Director

Background and Business Experience:

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

62

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

Code of Ethics

We have adopted code of business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its Internet website.

Insider Trading Policy

We have adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2024, all such reports were filed timely.

ITEM 11. EXECUTIVE COMPENSATION.

Unless the context requires otherwise, references to “Airship AI,” “we,” “us,” “our” and “the Company” in this section are to the business and operations of Airship AI prior to the merger and the business and operations of the Company as directly or indirectly affected by Airship AI by virtue of the Company’s ownership of the business of Airship AI following the merger.

This section discusses the material components of the executive compensation program for (i) the individual who served as our principal executive officer during fiscal years 2024 and 2023; and (ii) our next two most highly compensated executive officers who earned more than $100,000 during fiscal years 2024 and 2023 and were serving as executive officers as of December 31, 2024 or 2023. We refer to these individuals as our “named executive officers.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt following the merger may differ materially from the currently planned programs summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2024 and 2023:

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($) (1)	($)	($)	($)	($)
Victor Huang, Chief Executive Officer, Chairman of the Board and Director	12/31/24	$408,717	$-	$-	$284,478	$49,464	$11,584	$754,243
	12/31/23	$399,145	$-	$-	$1,068,058	$-	$-	$1,467,203

Derek Xu, Chief Operating Officer, Director, Secretary and Treasurer	12/31/24	$388,000	$-	$-	$-	$49,464	$328	$437,792
	12/31/23	$388,000	$-	$-	$1,068,058	$-	$-	$1,456,058

Paul Allen, President (2)	12/31/24	$320,875	$-	$-	$-	$49,464	$-	$370,339
	12/31/23	$300,000	$32,942	$-	$-	$317,519	$-	$650,461

Outstanding Equity Awards as of the Years Ended December 31, 2024 and 2023

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2024 and 2023. The number of shares subject to Airship AI options outstanding at the effective time of the merger, and the exercise price of such Airship AI options, have been adjusted to reflect the merger.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($)	Date
Victor Huang	1,749,335	-	$0.12	1/15//2032
	12,500	87,500	$2.86	8/16/34

Victor Huang- SARS	1,758,105	-	$0.12	2/16/2032

Derek Xu	12,500	87,500	$2.86	8/16/2034

Paul Allen	835,058	-	$0.57	1/15/2032
	150,000	-	$2.86	8/16/2034

Stock Option Exercises as of the Years Ended December 31, 2024 and 2023

The following table summarizes the stock option exercises for each named executive officer as of December 31, 2024.

	Number of Shares Acquired on Exercise	Value Realized on Exercise
Name	(#)	($)
Victor Huang	-	$-

Derek Xu	-	$-

Paul Allen	30,000	$101,865

There were no stock option exercises for each named executive officer as of December 31, 2023.

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

2022 Combined Incentive and Non-Qualified Stock Option Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Combined Incentive and Non-Qualified Stock Option Plan (the “2022 Plan”) to issue options to acquire a maximum of 3,000,000 common stock shares. Effective upon the closing of the merger, the 2022 Plan will no longer be available for use for the grant of future awards. The 2022 Plan will continue to govern the terms of awards that have been granted under the 2022 Plan before, and that are still outstanding following, the merger.

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

Upon consummation of the merger, each outstanding option under the 2022 Plan that was outstanding as of immediately prior to the effective time of the merger converted into (i) an option (each, a “Converted Stock Option”), on substantially the same terms and conditions as are in effect with respect to such award immediately prior to the effective time, to purchase the number of shares of common stock, determined by multiplying the number of shares of common stock subject to such award as of immediately prior to the effective time by the conversion ratio, at an exercise price per share of common stock equal to (A) the exercise price per share of common stock of such award divided by (B) the conversion ratio, and (ii) the right to receive a number of earnout shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SAR”) after the merger.

As of December 31, 2024, after adjusting for the merger, there were 1,758,105 SARs outstanding with a base value of $0.12 and January 2028 expiration.

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

Upon consummation of the merger, each SAR granted under the SAR Plan that was outstanding immediately prior to the effective time of the merger converted into a stock appreciation right denominated in shares of common stock (each, a “Converted SAR”). Each Converted SAR will continue to have and be subject to substantially the same terms and conditions as were applicable to such SAR immediately prior to the effective time, except that (i) each Converted SAR will cover that number of shares of common stock equal to (A) the product of (1) the number of shares of common stock subject to such SAR immediately prior to the effective time and (2) the conversion ratio and (B) a number of earnout shares in accordance with, and subject to, the contingencies set forth in the Merger Agreement, and (ii) the per share base value for each share of common stock covered by the Converted SAR will be equal to the quotient obtained by dividing (A) the base value per share of common stock of such SAR immediately prior to the effective time by (B) the conversion ratio.

2023 Equity Incentive Plan

The Company has adopted the Airship AI Holdings, Inc. 2023 Equity Incentive Plan (the “Equity Incentive Plan”), which plan was approved by stockholders at the extraordinary general meeting. This section summarizes certain principal features of the Equity Incentive Plan.

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

Administration. The Equity Incentive Plan is administered by the compensation committee of the Board, which consists of three members of the Board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and “independent” for purposes of any applicable listing requirements. If a member of the compensation committee is eligible to receive an award under the Equity Incentive Plan, such compensation committee member shall have no authority under the plan with respect to his or her own award. Among other things, the compensation committee has complete discretion, subject to the express limits of the Equity Incentive Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the Equity Incentive Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the Equity Incentive Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A, unless such award is structured to be exempt from or comply with all requirements of Code Section 409A.

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

Director Compensation

We primarily use monthly fees and stock option grants to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended December 31, 2024, Victor Huang and Derek Xu did not receive any compensation for their services as directors. The compensation disclosed in the “Summary Compensation Table” above represents the total compensation for Mr. Huang and Mr. Xu.

Our independent non-employee directors are compensated in cash and stock option grants. There is no formal stock compensation plan for independent non-employee directors. Our non-employee directors received the following compensation during the year ended December 31, 2024:

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards (1)	Awards	($)	$	($)	Total
Peeyush Ranjan	$65,000	-	$50,683	-	-	-	$115,683
Louis Lebedin	$-	-	$32,052	-	-	-	$32,052
Amit Mital	$-	-	$58,539	-	-	-	$58,539

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2024 regarding the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

●	each of our current executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Percentage of beneficial ownership of common stock is based on 30,588,413 shares of common stock outstanding as of December 31, 2024.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of shares beneficially owned by them.

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Shares	%
Directors and Named Executive Officers-
Victor Huang (2)	8,538,014	23.9%
Derek Xu (3)	9,796,356	30.7%
Paul Allen (4)	923,809	2.9%
Yanda Ma (5)	687,173	2.2%
Mark E. Scott (6)	103,404	*
Peeyush Ranjan (7)	109,880	*
Louis Lebedin (8)	87,500	*
Amit Mital (9)	76,148	*
Total Directors and Officers (8 in total)	20,322,284	52.2%

Airship Kirkland LP (Victor Huang) (10)	6,913,063	23.9%
Airship Redmond LP (Derek Xu ) (11)	8,451,405	30.7%
Armistice Capital Master Fund LLC	5,045,045	15.4%

_________

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of is c/o Airship AI Holdings, Inc., 8210 154th Ave NE, Redmond, WA 98052.

(2)

Includes (i) shares owned by Airship Kirkland Family LP, over which Mr. Huang has voting and dispositive power, (ii) 1,564,951 shares of common stock issuable upon the exercise of warrants to purchase shares of common stock, (iii) 1,761,835 shares of common stock subject to options exercisable within 60 days, and (iv) 1,758,105 shares of common stock subject to stock appreciation rights. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

71

(3)

Includes (i) shares owned by Airship Redmond Family LP, over which Mr. Xu has voting and dispositive power, (ii) 1,344,951 shares of common stock issuable upon the exercise of warrants to purchase shares of common stock, and (iii) 12,500 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(4)

Includes (i) shares owned by Mr. Allen, and (ii) 853,809 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(5)

Includes (i) shares owned by Mr. Ma, and (ii) 687,173 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(6)

Includes 103,404 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(7)

Includes 109,880 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(8)	Includes 37,500 shares of common stock subject to options exercisable within 60 days.

(9)

Includes 76,148 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(10)

Includes (i) 1,761,835 shares of common stock subject to options exercisable within 60 days, and (ii) 1,758,105 shares of common stock subject to stock appreciation rights. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement. Victor Huang has voting and dispositive power over the shares owned by Airship Kirkland Family LP.

(11)

Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement. Derek Xu has voting and dispositive power over the shares owned by Airship Redmond Family LP.

(12)

The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The warrants are subject to a beneficial ownership limitation of 4.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column

Equity compensation plan approved by shareholders	-	$-	-
Equity compensation plans not approved by shareholders	5,527,559	1.04	3,178,053
Total	5,527,559	$1.04	3,178,053

The following table sets forth certain information about the securities authorized for issuance under our incentive plans for SARS as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column

Equity compensation plan approved by shareholders	-	$-	-
Equity compensation plans not approved by shareholders	1,758,105	0.120	879,045
Total	1,758,105	$0.120	879,045

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

BYTE Acquisition Corp.

Founder Shares

On January 22, 2021, Byte Holdings LP, a Cayman Islands exempted limited partnership and the sponsor of BYTS (the “Sponsor”) paid an aggregate of $25,000 to cover certain offering costs of BYTS in consideration for 8,625,000 of BYTS Class B ordinary shares (the “Founder Shares”). The Founder Shares included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would collectively represent 20% of BYTS’ issued and outstanding shares upon the completion of the BYTS’ initial public offering (excluding the private placement shares). On April 7, 2021, the underwriter exercised its over-allotment option in part, and 532,687 Founder Shares were subsequently forfeited by the Sponsor. Effective as of March 27, 2023, pursuant to the terms of BYTS’ Cayman constitutional documents, the Sponsor elected to convert each outstanding Class B ordinary share held by it on a one-for-one basis into Class A ordinary shares of BYTS, with immediate effect. On June 26, 2023, BYTS issued one Class B ordinary share in connection with the domestication of BYTS as a Delaware corporation.

At the time of BYTS’ IPO, the Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the merger; and (B) subsequent to the merger, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after the merger, or (y) the date on which BYTS completes a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of BYTS’ shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

In connection with the merger, the Sponsor entered into a support agreement, pursuant to which the Sponsor forfeited 1,000,000 Founder Shares held by it and made the share contribution to secure non-redemption agreements and/or PIPE financing.

Related Party Loans

On July 26, 2023, the Sponsor advanced $70,560 to BYTS, on September 8, 2023, the Sponsor advanced an additional $70,000 to BYTS, on November 1, 2023, BYTS received an additional advance from a related party of $224,500 and on November 2, 2023, the Sponsor advanced $25,159 to BYTS, for an aggregate $390,219 advanced to BYTS. These advances were repaid to the Sponsor at the time of closing of the merger.

Administrative Services Agreement

BYTS entered into an agreement that provided that, commencing on effective date of the BYTS’ initial public offering, BYTS agreed to pay the Sponsor $10,000 per month for office space, utilities, secretarial and administrative support services. During the three months ended December 31, 2023 and the year ended December 31, 2022, BYTS incurred $30,000 and $90,000, respectively, of such fees. On November 30, 2022, BYTS assigned the administrative services agreement, previously entered into by and between BYTS and the Sponsor to Sagara Group, LLC, which is a company controlled by Mr. Gloor. In connection with the merger, the Company agreed to extend the term of the administrative services agreement for an additional three months following the closing of the merger.

Non-Redemption Agreements

On August 1, 2023, BYTS entered into a non-redemption agreement with the Sponsor pursuant to which the Sponsor agreed to acquire from shareholders of BYTS $6 million in aggregate value of public shares, either in the open market or through privately negotiated transactions, at a price no higher than the redemption price per share payable to public shareholders who exercise redemption rights with respect to their public shares, prior to the closing date of the merger, to waive its redemption rights and hold the public shares through the closing date of the merger, and to abstain from voting and not vote the public shares in favor of or against the merger. As consideration for the non-redemption agreement, BYTS agreed to pay the Sponsor $0.033 per public share per month, which will begin accruing on the date that is three days after the date of the non-redemption agreement and terminate on the closing date of the merger. Additionally, on August 1, 2023, BYTS entered into a non-redemption agreement with a shareholder holding public shares, pursuant to which such shareholder agreed not to redeem $1 million in aggregate value of public shares held by it on the date of the non-redemption agreement in connection with the merger. Such shareholder is an investor in our Sponsor and, other than indirectly through its interest in our Sponsor, such shareholder did not receive any separate consideration for such waiver.

Airship AI Holdings, Inc.

Advances to Founders and Transfer of Zeppelin Worldwide LLC and Zeppelin Taiwan, Ltd. Interests

In 2020, Victor Huang and Derek Xu, the founders, officers and directors of Airship AI (“Airship AI Founders”), borrowed $3,000,000 (“shareholder advances”) from Airship AI. As of January 1, 2023, Airship AI was owed $1,100,000 by the Airship AI Founders. Due to the uncertainty of the timing of payment, the advances were treated as a long-term asset. The shareholder advances bore interest at 5% and no interest was ever paid. Mr. Huang and Mr. Xu owned all the membership units of Zeppelin Worldwide, LLC and its subsidiary, Zeppelin Taiwan, Ltd. (together, “Zeppelin”).

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

Advances due to Founders

Prior to 2023, the founders had advanced to us a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. The outstanding advances as of December 31, 2024 and 2023 are non-interest bearing and the Company expects to pay the balance off within a one year period.

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

Master Loan Agreement

On September 27, 2024, we entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company paid interest for the 2024 advances (described under “Founder Advances” above) of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of December 31, 2024.

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

On December 21, 2023, immediately following the consummation of the domestication and prior to the consummation of the merger, and as contemplated by the SILLC Merger Agreement, NV Merger Sub merged (the “SILLC Merger”) with and into SILLC, with SILLC surviving the SILLC Merger as a wholly-owned subsidiary of BYTS. SILLC became the successor and “Post Confirmation Debtor” pursuant to the bankruptcy plan. As a result of the SILLC Merger, and in accordance with the bankruptcy plan, the Company issued an aggregate of 150,000 shares of common stock (the “Plan Shares”) to the Claim Holders as full settlement and satisfaction of their respective claims, pursuant to Section 1145 of the U.S. Bankruptcy Code. The Sponsor forfeited an equal number of shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2024, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal years ended December 31, 2024 and 2023. The following is the breakdown of aggregate fees paid for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Audit fees	$281,375	$280,325
Tax fees	-	-
All other fees	159,265	95,500

	$440,640	$375,825

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
4.3

Warrant Agreement, dated March 18, 2021, by and between BYTE Acquisition Corp. and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 to BYTE Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on March 23, 2021).

78

4.4

Amended and Restated Common Stock Purchase Warrant issued February 2, 2024 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

4.5	Description of registrant’s securities.
4.6

Warrant Agency Agreement, dated September 3, 2024, between the Company and Equiniti Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

4.7	Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024).
4.8	Placement Agent Warrant, dated September 3, 2024 (incorporated by reference to Exhibit 4.3 of the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024).
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

79

10.15

Amended and Restated Senior Secured Convertible Promissory Note issued February 2, 2024 by Airship AI Holdings, Inc. to Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.16

Amended and Restated Security Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.17

Amended and Restated Guaranty dated February 2, 2024 between Airship AI Holdings, Inc., Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.18

Amended and Restated Subordination Agreement dated February 2, 2024 between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the SEC on February 6, 2024).

10.19

Extension Agreement between Airship AI Holdings, Inc. and Platinum Capital Partners Inc. dated June 22, 2024. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2024).

10.20

Placement Agency Agreement dated August 29, 2024, between the Company and Roth Capital Partners, LLC and The Benchmark Company, LLC (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

10.21

Securities Purchase Agreement, dated August 29, 2024, between the Company and the purchaser party thereto (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on September 4, 2024).

10.22

Form of Lock-up Agreement (incorporated by reference to Exhibit 10.16 of the registrant’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-281333), filed with the SEC on August 22, 2024).

10.23

Master Loan Agreement dated September 27, 2024 by and between the Company and Victor Huang (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
19.1	Insider Trading Policy
16.1	Letter from Marcum LLP, dated December 28, 2023 (incorporated by reference to Exhibit 16.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith
+	Indicates a management or compensatory plan.
†

Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request.

80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Airship AI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Airship AI Holdings, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Santa Rosa, California

February 28, 2025

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,414,830	$3,124,413
Accounts receivable, net of allowance for credit losses of $0	1,226,757	1,648,904
Prepaid expenses and other	17,883	18,368
Income tax receivable	-	7,230
Total current assets	12,659,470	4,798,915

PROPERTY AND EQUIPMENT, NET	-	1,861

OTHER ASSETS
Other assets	165,960	182,333
Operating lease right of use asset	882,024	1,104,804

TOTAL ASSETS	$13,707,454	$6,087,913

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$759,480	$2,908,472
Advances from founders	1,300,000	1,750,000
Accrued expenses	51,649	200,531
Senior Secured Convertible Promissory Notes	-	2,825,366
Current portion of operating lease liability	305,178	174,876
Deferred revenue- current portion	3,238,483	4,008,654
Total current liabilities	5,654,790	11,867,899

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	638,525	943,702
Warrant liability	34,180,618	667,985
Earnout liability	23,304,808	5,133,428
Deferred revenue- non-current	2,951,850	4,962,126
Total liabilities	66,730,591	23,575,140

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 30,588,413 and 22,812,048 shares issued and outstanding as of December 31, 2024 and 2023	3,056	2,281
Additional paid in capital	21,918,867	-
Accumulated deficit	(74,941,590)	(17,476,700)
Accumulated other comprehensive loss	(3,470)	(12,808)
Total stockholders' deficit	(53,023,137)	(17,487,227)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,707,454	$6,087,913

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the years ended December 31, 2024 and 2023

	Year Ended	Yar Ended
	December 31, 2024	December 31, 2023
NET REVENUES:
Product	$18,716,196	$7,439,045
Post contract support	4,334,017	4,692,487
Other services	-	168,052
Revenues	23,050,213	12,299,584
COST OF NET REVENUES:
Cost of Sales	10,843,766	4,767,159
Post contract support	1,679,692	1,681,267
Other services	-	86,841
Cost of revenue	12,523,458	6,535,267
GROSS PROFIT	10,526,755	5,764,317
RESEARCH AND DEVELOPMENT EXPENSES	2,804,894	2,729,492
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,226,974	9,675,190
TOTAL OPERATING EXPENSES	14,031,868	12,404,682
OPERATING LOSS	(3,505,113)	(6,640,365)
OTHER (EXPENSE) INCOME:
(Loss) gain from change in fair value of earnout liability	(18,171,380)	21,976,349
(Loss) gain from change in fair value of warrant liability	(33,512,633)	1,341,120
Loss from change in fair value of convertible debt	(141,636)	(240,784)
Loss on note conversion	(1,144,676)	-
Interest expense, net	(1,003,096)	(55,685)
Other income (expense)	13,644	(9,501)
Total other (expense) income, net	(53,959,777)	23,011,499

(LOSS) INCOME BEFORE PROVISON FOR INCOME TAXES	(57,464,890)	16,371,134

Provision for income taxes	-	-

NET (LOSS) INCOME	(57,464,890)	16,371,134

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation income (loss), net	9,338	(2,702)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(57,455,552)	$16,368,432

NET (LOSS) INCOME PER SHARE:
Basic	$(2.34)	$1.20
Diluted	$(2.34)	$0.80

Weighted average shares of common stock outstanding
Basic	24,585,955	13,671,376
Diluted	24,585,955	20,390,663

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the years ended December 31, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated	Other Comprehensive (Loss)	Total Stockholders'
	Shares	Amount	Capital	Deficit	Gain	Deficit
		$
Balance as of January 1, 2023	13,387,344	$1,339	$1,964,669	$(10,314,313)	$(10,106)	$(8,358,411)
Stock-based compensation- stock option grants	-	-	715,727	-	-	715,727
Stock-based compensation- warrants	-	-	2,136,115	-	-	2,136,115
Reverse recapitalization on December 21, 2023	9,424,704	942	(4,816,511)	(23,533,521)	-	(28,349,090)
Foreign currency translation loss	-	-	-	-	(2,702)	(2,702)
Net income	-	-	-	16,371,134	-	16,371,134
Balance as of December 31, 2023	22,812,048	2,281	-	(17,476,700)	(12,808)	(17,487,227)

Balance as of January 1, 2024	22,812,048	2,281	-	(17,476,700)	(12,808)	(17,487,227)
Stock-based compensation	-	-	1,078,344	-	-	1,078,344
Stock based compensation- warrants	-	-	284,478	-	-	284,478
Issuance of common stock for services	65,000	5	198,495	-	-	198,500
Issuance of common stock for conversion of debt	1,134,452	112	4,114,719	-	-	4,114,831
Issuance of common stock for exercise of warrants, net	3,046,452	305	7,704,235	-	-	7,704,540
Issuance of common stock for stock options exercise	415,218	42	240,465	-	-	240,507
Issuance of common stock for debt interest payment	232,360	23	1,008,419	-	-	1,008,442
Issuance of common stock and warrants for offering, net	2,882,883	288	7,289,712	-	-	7,290,000
Foreign currency translation gain	-	-	-	-	9,338	9,338
Net loss	-	-	-	(57,464,890)	-	(57,464,890)
Balance as of December 31, 2024	30,588,413	$3,056	$21,918,867	$(74,941,590)	$(3,470)	$(53,023,137)

(1) The shares of the Company's common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio of approximately 1.7581 established in the Merger described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,464,890)	$16,371,134
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,861	14,879
Stock-based compensation	1,078,344	715,727
Stock-based compensation- warrants	284,478	2,136,115
Amortization of operating lease right of use asset	222,780	596,556
Accelerated amortization of ROU asset - lease termination	-	265,130
Gain from lease termination	-	(344,093)
Issuance of common stock for services	198,500	-
Noncash interest expense	1,008,419	-
Loss (gain) from change in fair value of warrant liability	33,512,633	(1,341,120)
Loss (gain) from change in fair value of earnout liability	18,171,380	(21,976,349)
Loss from change in fair value of convertible note	141,636	240,784
Loss on note conversion	1,144,676	-
Non cash interest, net	-	65,487
Changes in operating assets and liabilities:
Accounts receivable	422,147	(943,152)
Prepaid expenses and other	485	(2,329)
Other assets	16,373	(182,333)
Operating lease liability	(174,875)	(531,621)
Payroll and income tax receivable	7,230	960,383
Accounts payable - trade and accrued expenses	(2,294,698)	666,136
Deferred revenue	(2,780,447)	(2,667)
NET CASH USED IN OPERATING ACTIVITIES	(6,503,968)	(3,291,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for offering, net	7,290,000	-
Proceeds from convertible promissory note	-	2,584,582
Proceeds from warrant exercise, net	7,704,540	-
Advances from founders, net	(450,000)	1,150,000
Proceeds from reverse recapitalization	-	2,809,792
Proceeds from stock option exercises	240,507	-
Repayment of small business loan and line of credit	-	(424,540)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,785,047	6,119,834

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,281,079	2,828,501

Effect from exchange rate on cash	9,338	(2,702)

CASH AND CASH EQUIVALENTS, beginning of period	3,124,413	298,614

CASH AND CASH EQUIVALENTS, end of period	$11,414,830	$3,124,413

Supplemental disclosures of cash flow information:
Interest paid	$11,913	$21,438
Taxes paid	$2,410	$17,247

Noncash investing and financing
Elimination of advances to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Elimination of payables to founders in connection with contribution of Zeppelin by shareholders	$-	$1,100,000
Issuance of common stock for debt interest payment	$1,008,442	$-
Issuance of common stock for debt conversion	$4,114,831	$-
Recognition of warrant liability	$-	$15,418
Recognition of right-of-use asset	$-	$1,162,152
Recognition of operating lease liability	$-	$1,162,152
Noncash activity related to Merger-
Recognition of warrant liability	$-	$2,009,105
Recognition of earnout liability	$-	$27,109,777
Recognition of accounts payable	$-	$1,500,000

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

On December 21, 2023, the Company completed the merger (“the Merger”) contemplated by the merger agreement (the “Merger Agreement”) dated as of June 27, 2023 and amended on September 22, 2023, by and among BYTE Acquisition Corp. (“BYTS”), BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

Effective December 21, 2023, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly-owned subsidiary of the Company. In connection with the Merger, Airship AI changed its name from “Airship AI Holdings, Inc.” to “Airship AI, Inc.” See Note 11 —Reverse Recapitalization for additional information.

Fair Value Transactions in Connection with Merger

As a result of the Merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 14– Fair Value Measurements for more information.

Common Stock and Warrant Offering after Merger

On September 3, 2024, the Company closed an $8 million public offering with net proceeds of approximately $7.3 million, after deducting the estimated offering expenses payable by the Company, including the placement agent fees. The offering consisted of 2,882,883 shares of its common stock and warrants to purchase up to an aggregate of 2,882,883 shares of its common stock at a combined public offering price of $2.775 per share and associated common stock warrant. The warrants have an exercise price of $2.65 per share, are exercisable immediately upon issuance, and will expire five years following the date of issuance. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

On December 24, 2024, the Company entered into a warrant exercise inducement agreement with a holder of existing common stock warrants exercisable for an aggregate of 2,882,883 shares of common stock at the existing exercise price of $2.65 per share, in exchange for the issuance of new common stock warrants to purchase 2,162,162 shares of common stock at an exercise price per share of $4.50 (collectively, the “Inducement Warrants”). The investor agreed to exercise the existing 2,882,883 warrants for cash resulting in aggregate gross proceeds of approximately $7.6 million with approximately $7.4 million in net proceeds after deducting advisory fees.  The Inducement Warrants are immediately exercisable and will be exercisable for five years from the date of issuance. The Inducement Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed numbers of shares of common stock upon exercise. See Note 6 – Stockholders’ Deficit for more information.

	Liability as of	Liability as of
	December 31, 2024	December 31, 2023

Earnout liability	$23,304,808	$5,133,428
Senior Secured Convertible Promissory Notes	-	2,825,366
Warrant liability (Public Warrants)	33,124,868	646,428
Warrant liability (Private Warrants)	1,055,750	21,557
Total liabilities measured at fair value	$57,485,426	$8,626,779

Other (loss) income related to instruments recorded at fair value during the year ended December 31, 2024 and 2023	$(51,825,649)	$23,076,685

Private Placement and Public Warrants in Connection with the Merger

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share.  The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of December 31, 2024, there were 515,000 private placement warrants and 16,158,410 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

The Company employed fifty-one employees as of December 31, 2024. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of December 31, 2024.

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

Revenue Recognition and Deferred Revenue

The Company primarily generates revenue from sales of systems and products and the related post contract support to customers. The Company’s primary systems and products include Outpost AI, Acropolis and Airship Command. To date, the majority of the Company’s product revenue that has been recognized consists primarily of a bundled offering of hardware and software which delivers on premise solutions to its customers. Separate limited software subscription services have been delivered to customers including those customers that are able to operate in a cloud-based environment. The transaction price recognized as revenue represents the amount the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. Payment is typically due within 30 to 90 calendar days of the invoice date.

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the years ended December 31, 2024 and 2023, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of December 31, 2024 and 2023.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $339,947 and $196,739, respectively, related to one-year support contracts. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $3,994,070 and $4,495,748 respectively, related to multi-year support contracts.

Other Services

The Company earns other service revenues from installation services, training and licensing which are short-term in nature and revenue for these services are recognized at the time of performance when the service is provided. For the years ended December 31, 2024 and 2023, the Company recognized revenue of $0 and $168,052, respectively, related to other services.

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

The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 and $8,973,447 as of January 1, 2024 and 2023, the Company recognized approximately $4,008,654  and $4,168,016 during the years ended December 31, 2024 and 2023, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of December 31, 2024 and 2023, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of January 1, 2023, December 31, 2023 and December 31, 2024 were $705,752, $1,648,904 and $1,226,757, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the year ended December 31, 2024, the Company had revenue from seventy-four customers and one customer represented 57% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the year ended December 31, 2024 was due to one large order received in late 2023 which was fulfilled in the year ended December 31, 2024. As of December 31, 2024, four customers represent approximately 36%, 25%, 19% and 12% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

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

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of December 31, 2024 and 2023, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the years ended December 31, 2024 and 2023.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $2,804,894 and $2,729,492 for the years ended December 31, 2024 and 2023, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of December 31, 2024 and 2023.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended December 31, 2024 and 2023 were $8,500 and $94,272, respectively.

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

The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2024 and 2023 are based upon the short-term nature of the assets and liabilities. The Company recorded its Senior Secured Convertible Promissory Notes, earnout liability (unvested earnout shares), and the warrants that were issued with the Convertible Promissory Notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively. The fair value of the vested earnout shares was considered a Level 1 instrument. The method of determining the fair value of the Senior Secured Convertible Promissory Notes and attached warrants is described below.

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

Accounting for Senior Secured Convertible Promissory Notes at Fair Value

The Company has elected the fair value option to account for the senior secured convertible promissory note that was issued on June 22, 2023 and the convertible notes that were issued in October and November 2023 with changes in fair value recorded in the Consolidated Statements of Operations and Comprehensive Loss. As a result of applying the fair value option, direct costs and fees related to the convertible notes are recognized in earnings as incurred and not deferred. Values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the liability. Considerable judgment is necessary to interpret market data and determine an estimated fair value. The use of different market assumptions or valuation methods may have a material effect on the estimated fair values. As of December 31, 2024, the Company has used a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. For the years ended December 31, 2024 and 2023, the Company recognized an unrealized loss of $141,636 and $240,724, respectively for the change in fair value of the senior secured convertible promissory notes and is included in the Consolidated Statements of Operations and Comprehensive Loss. The Company believes accounting for the senior secured convertible promissory notes at fair value better aligns the measurement methodologies of assets and liabilities, which may mitigate certain earnings volatility. All of the Company’s senior secured convertible promissory notes were converted to equity during the year ended December 31, 2024.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share.  The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of December 31, 2024, there were 515,000 private placement warrants and 16,158,410 public warrants outstanding. See Note 12– Private Placement and Public Warrants for more information.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000. This amount will be recognized as stock-based compensation going forward over the five-year vesting period.

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

Comprehensive Gain (Loss)

Comprehensive gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive gain of $9,338 and loss of $2,702 related to foreign exchange translation for the years ended December 31, 2024 and 2023, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In February 2025, the Company analyzed its cash requirements and operations at least through February 2026 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

(Loss) Income Per Share

Basic (loss) income per share is based upon the net (loss) income for the years ended December 31, 2024 and 2023 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants, convertible notes payable and stock appreciation rights) outstanding during the period using the treasury stock method for the year ended December 31, 2023. Common stock equivalents for the year ended December 31, 2024 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 15—Earnings per share.

Reportable Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer, Chief Financial Officer and President are the Company’s CODM. The CODM monitors the revenue and expense components of the various products and services the Company offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by the CODM to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations and Comprehensive Loss to the consolidated financial statements.

Recent Accounting Pronouncements

All recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Advances due to and from Founders

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. The outstanding advances as of December 31, 2024 are non-interest bearing and the Company expects to pay the balance off within a one-year period.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company paid interest for the 2024 advances (described under “Founder Advances” above) of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of December 31, 2024.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the years ended December 31, 2024 and 2023 consisted of approximately $18.7 million and $7.4 million of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue of approximately $4.3 million and $4.9 million relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of December 31, 2024 and 2023, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. The Company’s short-term and long-term deferred revenue balances totaled $4,008,654 and $4,962,126 as of December 31, 2023. Of the deferred revenue balance of $8,970,780 and $8,973,447 as of January 1, 2024 and 2023, the Company recognized approximately $4,008,654  and $4,168,016 during the years ended December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

As of December 31, 2024, the Company had approximately $6.2 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 52% of its remaining performance obligations as revenue in fiscal 2025 and the remaining 48% in fiscal 2026 and years thereafter.

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

5. Notes Payable and Convertible Notes Payable

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partners, Inc.

On February 2, 2024, the Company issued an amended and restated senior secured convertible promissory note to Platinum in the principal amount of $2,000,000. Interest accrued on the Platinum convertible note at the rate of 6% per annum calculated on the basis of 360 days. At the option of Platinum, the $2,000,000 principal amount of the note plus any accrued but unpaid interest was convertible into shares of the Company’s common stock at a conversion price per share equal to the lower of (i) $3.69717, subject to appropriate adjustment as provided in the note, and (ii) 65% of the VWAP of the common stock for the five trading days immediately prior to any conversion, but in no event below $2.27518, subject to appropriate adjustment as provided in the note. The note contained “weighted average” anti-dilution protection for issuances of shares of common stock or common stock equivalents at a price less than the conversion price then in effect.

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

On June 22, 2024, the Company entered into an extension agreement related to the Platinum convertible note. The extension agreement extended the due date of the note to June 22, 2025. In consideration for entering into the extension agreement, the Company issued to Platinum 232,360 shares of the Company’s restricted common stock in payment of all interest and extension fees through June 22, 2025 with a value of $1,008,400. Approximately $487,000 of the total payment related to the future interest periods and were initially recorded in prepaid expenses and other on the consolidated balance sheet. The Platinum convertible note was converted into equity as of December 31, 2024 and all prepaid interest was charged to expense for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company issued 879,051 shares of common stock related to the conversion of $2,000,000 of the senior secured convertible promissory note and recorded a loss on note conversion of $751,423.

On October 3, 2023, the Company issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes were convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the notes with a face value of $600,000 and interest into 169,204 shares of the Company’s common stock valued at $835,610. On September 13, 2024, the Company issued an additional 86,198 shares of common stock related to the conversion of notes at $2.65 per share. The Company recognized a loss on debt conversion of $393,253, respectively during the year ended December 31, 2024.

The Company accounts for the notes under the fair value method of accounting and as of December 31, 2024 and December 31, 2023, the notes were recorded at $0 and $2,825,366, respectively.

During the year ended December 31, 2024, and prior to the conversion of the notes, the Company recorded an unrealized loss due to the decrease in the fair value of the convertible notes payable totaling $141,636. During the year ended December 31, 2023, the Company recorded an unrealized loss due to the increase in the fair value of the convertible notes payable totaling $240,784, respectively, which were recorded as gain or loss from change in fair value of convertible debt on the statement of operations and comprehensive loss. See Note 14 – Fair Value Measurements for more information.

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

Preferred Stock

As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2024 and 2023, there were 30,588,413 and 22,812,048 shares of common stock outstanding, respectively.

Year Ended December 31, 2024

During the year ended December 31, 2024, the Company had the following sales of equity securities:

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

On September 3, 2024, the Company issued 2,882,883 shares of common stock at a combined price of $2.775 per share related to the closing of a public offering.

On September 13, 2024, the Company issued an additional 86,198 shares of common stock related to the conversion of notes at $2.65 per share.

During the year ended December 31, 2024, the Company issued 879,051 shares of common stock related to the conversion of $2,000,000 of the Platinum senior secured convertible promissory note at $2.275 per share.

During the year ended December 31, 2024, the Company issued an aggregate of 415,218 shares of common stock upon the exercise of stock options at $0.58 weighted average price per share.

During the year ended December 31, 2024, the Company issued an aggregate of 163,669 shares of common stock upon the exercise of various warrants at $4.92 weighted average price per share.

On December 24, 2024, the Company issued 2,882,883 shares of common stock upon the exercise of warrants at an exercise price of $2.65 per share related to an inducement agreement.

Year Ended December 31, 2023

During the year ended December 31, 2023, the Company issued 9,424,704 shares of common stock as part of the reverse recapitalization on December 21, 2023.

2023 Equity Incentive Plan

The Company has adopted the 2023 Equity Incentive Plan (the “2023 Plan”), which plan was approved by stockholders at the extraordinary general meeting held in December 2023. Details on the equity incentive plan were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and filed with the SEC on April 1, 2024. The 2022 Combined Incentive and Non-Qualified Stock Option Plan (the “2022 Plan”) is no longer available for use for the grant of future awards. The 2022 Plan will continue to govern the terms of awards that have been granted under the 2022 Plan before, and that are still outstanding following the Merger.

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the 2023 Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 3,178,053 as of December 31, 2024. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the years ended December 31, 2024 and 2023:

During the year ended December 31, 2024, the Company granted stock options to employees to purchase an aggregate of 1,590,000 shares of common stock with a weighted average exercise price of $3.47 per share and which vest primarily quarterly over four years and expire March to August 2034.

During the year ended December 31, 2024, five employees voluntarily cancelled stock options to purchase an aggregate of 300,000 shares of common stock with a weighted average exercise price of $6.85 per share. Another employee forfeited 11,812 stock options with an exercise price of $1.64 per share.

During the year ended December 31, 2024, the Company issued an aggregate of 415,218 shares of common stock and received $240,465 upon the exercise of stock options at a weighted average exercise prices of $0.58 per share.

During the year ended 31, 2023, the Company granted stock options to purchase an aggregate of 502,522 shares of common stock with a weighted average exercise price of $1.64 per share.

Stock option activity for the years ended December 31, 2024 and 2023 were as follows:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2023	4,162,067	$0.411
Granted	502,522	1.640
Outstanding as of December 31, 2023	4,664,589	0.54
Granted	1,590,000	3.47
Exercised	(415,218)	(0.58)
Forfeited	(311,812)	(6.65)
Outstanding as of December 31, 2024	5,527,559	$1.04

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2024:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,427,033	4.04	$0.12	2,427,033	$0.12	4.04
0.57	922,963	3.52	0.57	922,963	0.57	3.52
1.49-1.65	1,062,750	7.46	1.64	531,779	1.64	7.46
1.90	49,813	2.98	1.90	12,453	1.90	2.98
2.86-2.95	1,065,000	9.79	2.91	65,625	2.91	9.79
	5,527,559	5.74	$1.04	3,959,853	$0.48	5.74

There were 5,527,559 options to purchase common stock at a weighted average exercise price of $1.04 per share outstanding as of December 31, 2024 under the 2023 Plan and the 2022 Plan. The Company recorded $570,614 and $715,727 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2024 and 2023, respectively, in accordance with ASC 718. As of December 31, 2024, there was $2,463,249 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3.5 years.

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

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the years ended December 31, 2024 and 2023:

Assumptions	12/31/24	12/31/23
Estimated stock price	$1.49-7.61	$1.89
Exercise price	$1.49 - 7.61	$1.64 - 1.9
Dividend yield	0%	0%
Expected life	4 years	5 years
Expected volatility	57.1% - 69.3%	39.3%
Risk free interest rate	4.16% - 4.31%	4.09% - 4.23%

There were stock incentive plan awards outstanding at December 31, 2024 totaling 5,527,559 shares with an aggregate intrinsic value of $28,853,133.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SARs”) after the Merger.

As of December 31, 2024 and 2023, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the years ended December 31, 2024 and 2023.

Warrants to Purchase Common Stock

See Note 12 for public and private placement warrants assumed after the Merger. The summary table below of outstanding warrants as of December 31, 2024 and 2023 include public and private placement warrants in Note 12.

The Company had the following warrant activity during the year ended December 31, 2024:

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

On September 3, 2024 the Company issued warrants to purchase up to 2,882,883 shares of its common stock. The warrants have an exercise price of $2.65 per share, are exercisable immediately upon issuance and will expire five years following the date of issuance. On December 24, 2024, the 2,882,883 warrants were exercised.

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

On December 24, 2024, the Company entered into a warrant exercise inducement agreement with a holder of existing common stock warrants exercisable for an aggregate of 2,882,883 shares of common stock at the existing exercise price of $2.65 per share, in exchange for the issuance of new common stock warrants to purchase 2,162,162 shares of common stock at an exercise price per share of $4.50. The investor agreed to exercise the existing 2,882,883 for cash resulting in aggregate gross proceeds of approximately $7.6 million with approximately $7.4 million in net proceeds after deducting advisory fees.  The Inducement Warrants are immediately exercisable and will be exercisable for five years from the date of issuance.

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the September 3, 2024 existing warrants to cash exercise their warrants, which raised equity capital and generated net proceeds of approximately $7.4 million. As the warrants issued on September 3, 2024 and December 24, 2024 were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $6.5 million (fair value of Inducement Warrants) as an equity issuance cost. The Company determined the fair value using the Black-Scholes-Morton pricing model with the following assumptions: stock price $5.54, volatility of 69%, risk-free interest rate of 4.36% and expected term of three years.

During the year ended December 31, 2024, various investors exercised warrants for 3,046,552 shares of the Company’s common stock at a weighted average exercise price of $2.77 per share, and the Company received net proceeds of $7,704,540.

Warrant activity for the years ended December 31, 2024 and 2023 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2023	-	$-
Issued	2,743,702	1.99
Assumed in the Merger	16,699,612	4.50
Outstanding January 1, 2024	19,443,314	4.15
Issued	5,616,795	3.41
Exercised	(3,046,552)	(2.77)
Forfeited	(51,867)	(3.70)
Outstanding at December 31, 2024	21,961,690	$4.13

A summary of the warrants outstanding as of December 31, 2024 were as follows:

	December 31, 2024
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price

2,689,902	2.97	$1.77	2,689,902	$1.77
220,000	4.75	2.36	220,000	2.36
216,216	4.63	3.47	216,216	3.47
18,835,572	3.70	4.50	18,835,572	3.70
21,961,690	3.67	$4.13	21,961,690	$4.13

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued for the years ended December 31, 2024 and 2023 were as follows:

Assumptions	12/31/24	12/31/23
Dividend yield	0%	0%
Stock price	2.36 - 4.50	1.89 - 13.18
Exercise price	2.36 - 4.50	1.77 -13.18
Expected life	4 -5 years	5 years
Expected volatility	69%	39%
Risk free interest rate	3.77% - 4.36%	3.41%

There were warrants outstanding and exercisable at December 31, 2024 totaling 21,961,690 shares with an aggregate intrinsic value of $46,689,726.

Earnout Liability

See Note 13 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $198,500 and $182,446 of contributions during the years ended December 31, 2024 and 2023, respectively.

8. Related Party Transactions

Transfer of Zeppelin Membership Units

In 2020, Victor Huang and Derek Xu, the Founders, officers and directors of the Company, borrowed $3,000,000 (“shareholder advances”) from Airship. As of January 1, 2023, the Company was owed $1,100,000 by the Founders. Due to the uncertainty of the timing of payment, the advances were treated as a long-term asset. The shareholders’ advances bore interest at 5% and no interest was ever paid. On February 28, 2023, the Founders transferred their interest in Zeppelin to the Company and the $1,100,000 and related interest owed by the Founders to the Company was eliminated.

As of December 31, 2022, Zeppelin received from the Company $1,095,000, respectively, in cash advances to fund operations which commenced in 2021. These advances between the companies are eliminated in the consolidated balance sheet. As of January 1, 2023, Zeppelin owed the Founders $1,100,000 for funds they have provided for the commencement of operations in 2021. The balance was not expected to be paid in the next year and was treated as long-term liabilities. On February 28, 2023, in connection with the transfer of the Zeppelin ownership from the shareholders to the Company, the $1,100,000 Payable to the founders was eliminated.

Mr. Huang and Mr. Xu originally owned all the Zeppelin membership units. When Zeppelin started, their intent was exploring the technology in-development and determining value for external customers by providing cloud based back-end products. After a period of time for Zeppelin’s development it became apparent these efforts would be of value and accretive to the Company. In 2022, the Company began utilizing research and development personnel to further develop the Company’s products. On February 28, 2023, the Founders transferred its interest in Zeppelin to the Company.

Advances due to Founders

Prior to 2023, the founders had advanced the Company a net $600,000. In the year ended December 31, 2023, Mr. Huang and Mr. Xu advanced Airship AI a total of $1,350,000 and were repaid a total of $200,000, with $1,750,000 recorded as advances from founders as of December 31, 2023. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. The outstanding advances as of December 31, 2024 are non-interest bearing and the Company expects to pay the balance off within a one-year period.

Warrants to Purchase Common Stock

On May 8, 2023, Airship AI issued warrants to purchase 1,344,951 shares of common stock to each of Victor Huang and Derek Xu. The warrants were valued at $2,136,115 based on the exercise price of $1.77, the fair market stock price of $1.89, a five-year term, a volatility of 39.4% and interest of 3.41%. The warrants are treated as equity instruments and the fair value as calculated at issuance was recorded as stock-based compensation expense and as additional paid in capital. All warrants are fully vested as they were issued for services performed. Upon completion of the Merger in December 2023, the Airship AI warrants were exchanged for warrants of the Company with the same term and conditions.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company paid interest for the 2024 advances (described under “Founder Advances” above) of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of December 31, 2024.

9. Commitments, Contingencies and Legal Proceedings

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to its business.

Employment Agreement

On March 1, 2024, the Company entered into an employment agreement with Mark E. Scott, the Company’s Chief Financial Officer, which provides for a base salary of $250,000 annually. Mr. Scott is also eligible to participate in annual performance-based bonus programs established by the Board or Compensation Committee, subject to the achievement of applicable performance criteria established by the Board or Compensation Committee, which shall be determined in good faith by the Board or Compensation Committee. Mr. Scott was also granted options to purchase up to twenty-five thousand (25,000) shares of Common Stock with an exercise price equal to $1.49, which options vested in full on the date of issuance.

Properties and Operating Leases-Right of Use Asset and Lease Liability

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. The Company elected the package of transitional practical expedients, under which (1) the Company did not reassess whether any expired or existing contracts are or contain leases, (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. The Company also elected the practical expedient to not separate lease and non-lease components for all asset classes.  The Company adopted ASC 842 effective January 1, 2022 and the adoption did not have any impact on previously reported stockholders’ deficit.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2024 and 2023, total operating lease liabilities were approximately $943,703 and $1,118,578, respectively. Right of use assets totaled approximately $882,024 and $1,104,804 at December 31, 2024 and 2023, respectively. All of the lease current lease liabilities were $305,178 and $174,876 at December 31, 2024 and 2023, respectively. In the years ended December 31, 2024 and 2023, the Company recognized $430,084 and $591,442 in total lease costs for the leases, respectively. Cash paid for amounts included in the measurement of lease liabilities were $328,002 and $582,753, respectively, for the years ended December 31, 2024 and 2023. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was thirty-two months at December 31, 2024 and the weighted average discount rate was 7% as of December 31, 2024 and 2023.

The minimum future lease payments as of December 31, 2024 are as follows:

Years Ended December 31,
2025	$359,563
2026	370,357
2027	316,785
Total remaining payments	1,046,705
Less Imputed Interest	(103,002)
Total lease liability	$943,703

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

On July 13, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started on October 1, 2023. The monthly payment is $25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three-year option to extend the lease based on the fair market rate on October 31, 2027. The option to extend is not considered reasonably certain as of December 31, 2024.

On February 29, 2024, the Company extended an office lease in Mooresville, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, the Company extended the lease to February 28, 2025. The Company will exit this location on February 28, 2025.

On February 1, 2025, the Company entered into an office lease in Mooresville, North Carolina. The Company leases 5,240 square feet and the net monthly payment is $9,105. The lease expires January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

10. Income Taxes

For each of the years ended December 31, 2024 and 2023, the Company’s income tax expense was $0 and the effective tax rate was 0%.

The sources of (loss) income before income taxes are as follows for the years ended December 31, 2024 and 2023:

The components of the provision for income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

For the year ended December 31, 2024, the Company’s effective tax rate differs from the federal statutory rate principally due to non-taxable revaluation of fair value of earnout shares and warrants liabilities, change in valuation allowance and other permanent differences being excluded from the determination of taxable loss.

	2024	2023
United States	$(56,798,677)	$16,930,896
International	(666,213)	(559,762)
(Loss) income before income taxes	$(57,464,890)	$16,371,134

	2024	2023
Current:
Federal	$-	$-
State	-	-
Total current provision	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred income taxes	-	-
Total provision for income taxes	$-	$-

	2024	2023
Federal statutory tax rate	21%	21%
Share based compensation	0%	5%
Non-taxable revaluation of fair value of earnout shares liability	(7)%	(29)%
Non-taxable revaluation of fair value of warrants liability	(12)%	(3)%
Change in valuation allowance	(1)%	6%
Other permanent differences	(1)%	0%
Effective tax rate	0%	0%

The components of net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
Deferred tax assets:
Tax credit carryforward	$1,286,195	$1,286,195
Deferred revenue	1,042,047	1,009,141
Capitalized research and development costs	1,147,053	951,497
Net operating loss carry-forward	691,481	898,302
Capital loss carry-forward	52,560	52,560
Operating lease liability	198,178	234,901
Property and equipment and other	2,999	4,920
	4,420,513	4,437,516
Valuation allowance	(4,235,288)	(4,205,507)
Net deferred tax assets	$185,225	$232,009

Deferred tax liabilities:
Right-of-use-assets	(185,225)	(232,009)

Total net deferred tax	$-	$-

As of December 31, 2024 and 2023, the Company has a federal net operating loss carryforward totaling approximately $3,300,000 and $3,800,000. The federal net operating loss carryforward generated from the years ended after December 31, 2017 may be carried forward indefinitely. As of December 31, 2024 and 2023, R&D tax credit carryforwards total approximately $1,286,000 each year and begin to expire in 2036. Realization of the carryforwards is dependent on the Company generating sufficient taxable income and may also be subject to usage limitations to the extent there are changes in the Company’s ownership.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which the Company operates, its financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance for all of its deferred tax assets was required at December 31, 2024 and 2023. The valuation allowance increased by approximately $30,000 and $786,000 in 2024 and 2023, respectively. The increase during the current year is primarily related to capitalized research and development expenditures and net operating losses.

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

The Company evaluates uncertain tax positions using the “more likely than not” threshold (i.e., a likelihood of occurrence greater than fifty percent). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are classified as a gross unrecognized tax benefit until they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. As of December 31, 2024 and 2023, the unrecognized tax benefit totals approximately $227,000 in each year.

The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate as these unrecognized tax benefits would increase deferred tax assets that would be subject to a full valuation allowance. No material changes in the gross unrecognized tax benefits are expected over the next twelve months. Interest and penalties related to unrecognized tax benefits, if any, will be recognized as a component of income tax expense.

The Company is subject to possible tax examination for the years 2014 through 2024.The Company is also subject to examination with respect to federal net operating loss carryforwards generated and carried forward from those years. There are currently no federal or state income tax audits in process.

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

12. Warrant Liability

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants.  On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share.  The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of December 31, 2024, there were 515,000 private placement warrants and 16,158,410  public warrants outstanding. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of December 31, 2024 and 2023:

December 31, 2024
	Number of	Exercise
	Shares	Price	Expiration Date	Fair Value
Public Warrants	16,158,410	$4.50	December 21, 2028	$33,124,868
Private Warrants	515,000	$4.50	December 21, 2028	$1,055,750

December 31, 2023
	Number of	Exercise
	Shares	Price	Expiration Date	Fair Value
Public Warrants	16,184,612	$11.50	December 21, 2028	$646,428
Private Warrants	515,000	$11.50	December 21, 2028	$21,557

The Company has reviewed the terms of the Public and Private Warrants to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a)indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants.  The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Merger on December 21, 2023, the warrants had an initial fair value of $2,009,105, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2024 and 2023, the Private and Public Warrants had an aggregate fair value of $34,180,618 and $667,985. The Company recorded a loss of $33,512,633 and a gain of $1,341,120 due to change in the fair value of the warrant liability during the years ended December 31, 2024 and 2023, respectively.  See Note 16 – Fair Value Measurements for more information.

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

Any earnout shares issuable under the Merger Agreement to an Airship AI securityholder in respect of each Airship AI option or Airship AI SAR held by such holder as of immediately prior to the effective time of the Merger shall be earned by such holder on the later of (i) the occurrence of the applicable earnout milestone, and (ii) the date on which the option in respect of such Airship AI option or SAR in respect of such Airship AI SAR, as applicable, becomes vested pursuant to its applicable vesting schedule, but only if such holder continues to provide services (whether as an employee, director or individual independent contractor) to the Company or one of its subsidiaries through such date. Notwithstanding the foregoing, any earnout shares that are not earned by Airship AI securityholder in respect of its options or SARs on or before the fifth anniversary of the closing date of the Merger shall be forfeited without any consideration. Any earnout shares that are forfeited pursuant to the Merger Agreement shall be reallocated to the other Airship AI securityholders who remain entitled to receive earnout shares in accordance with their respective earnout pro rata shares.

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

At the closing of the Merger on December 21, 2023, the earnout liability had an initial fair value of $27,109,777, which was recorded as a long-term liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2023, the earnout liability had decreased to $5,133,428 as a result of the decline in the Company’s share price since the closing of the Merger. As of December 31, 2024, the estimated fair value of the earnout liability increased to $23,304,808 primarily due to the increase in the Company’s share price, which resulted in a loss due to the change in fair value of the earnout liability during the year ended December 31, 2024 of $18,171,380 and is recorded on the consolidated statements of operations and comprehensive loss. See Note 14– Fair Value Measurements for more information.

In addition, a portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the earnout milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During the years ended December 31, 2024 and 2023, the Company stock-based compensation expense for the vesting of earnout shares was $535,044 and $0, respectively. As of December 31, 2024, unrecognized compensation cost related to unvested earnout shares totaled $2,140,180. The weighted average period over which this remaining compensation cost is expected to be recognized is 4 years.

As of September 30, 2024, the Company determined the First Operating Performance Milestone (A,2) was achieved and 1,250,000 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025. The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024 and is included in the earnout liability on the consolidated balance sheet. The vested earnout shares are considered a level 1 fair value instrument. See Note 14– Fair Value Measurements for more information.

14. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024:

		December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$7,825,000	$-	$15,479,808	$23,304,808
Warrant liability (Public Warrants)	33,124,868	-	-	33,124,868
Warrant liability (Private Warrants)	-	1,055,750	-	1,055,750
Total liabilities measured at fair value	$40,949,868	$1,055,750	$15,479,808	$57,485,426

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

	December 31, 2024	December 31, 2023
Stock price	$6.26	$1.70
Risk-free interest rate	4.33%	3.84%
Expected term (in years)	4	5
Expected volatility	57.1%	75.9%
Dividend yield	0%	0%

The assumptions also included the probability of meeting the federal law enforcement agency growth milestone at 100%. The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

The estimated fair value of the senior secured convertible promissory notes was measured using a Monte Carlo simulation pricing model that factors in potential outcomes being consummated, such as the convertible notes being repaid in cash and the convertible notes being converted to common stock. All of these scenarios take into consideration the terms and conditions of the underlying convertible notes plus potential changes in the underlying value of the common stock. The senior secured convertible promissory notes were fully converted to equity as of December 31, 2024. The following assumptions were used in the simulation:

	December 31, 2024	December 31, 2023
Stock price	$3.18-3.74	$1.70
Effective discount rate	11.34-11.51%	12.95%
Expected term (in years)	0.53-0.61	0.48-0.75
Expected volatility	47.2-49.8%	62.5%
Dividend yield	0%	0%

On September 13, 2024, the vested earnout shares were transferred from Level 3 to Level 1 upon the Board approval of the achievement of the First Operating Performance Milestone (A,2). The fair value on the day of transfer was $3,400,000. There were no transfers of financial instruments between valuation levels during the year ended December 31, 2023. The changes in Level 3 liabilities measured at fair value for the year ended December 31, 2024 were as follows:

	Level 3
	Beginning Balance	Unrealized and	Conversions /	Transfers out	Ending Balance as of
	January 1, 2024	Realized Loss	Settlements (a)	of Level 3	December 31, 2024
Liabilities-
Earnout liability	$5,133,428	$13,746,380	$-	$(3,400,000)	$15,479,808
Senior Secured Convertible Prommissory Notes	2,825,366	141,636	(2,967,002)	-	-
	$7,958,794	$13,888,016	$(2,967,002)	$(3,400,000)	$15,479,808

(a) The conversions and settlements represent the fair value of the Senior Secured Convertible Promissory Notes at the dates of conversion.

15. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	December 31, 2024	December 31, 2023
Net (loss) income	$(57,464,890)	$16,371,134
Weighted average shares outstanding-
Basic	24,585,955	13,671,376
Add: dilutive effect of stock options, SARs and Airship warrants	-	6,719,287
Diluted	24,585,955	20,390,663

(Loss) income per share-
Basic	$(2.34)	$1.20
Diluted	$(2.34)	$0.80

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	December 31, 2024	December 31, 2023
Public Warrants	16,158,410	16,184,612
Private Warrants	515,000	515,000
Convertible debt	-	452,240
Warrants	5,288,280	53,800
Outstanding stock options	5,527,559	-
Earnout shares	1,250,000	-
SARs	1,758,105	-
	30,497,354	17,205,652

The 3,750,000-remaining unvested earnout shares as of December 31, 2024 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved. The 1,250,000 vested earnout shares are included as anti-dilutive shares for the year ended December 31, 2024 and were issued to applicable personnel on January 7, 2025.

As a result of the Merger, the weighted-average number of shares of common stock used in the 2023 calculation of net income (loss) per share have been retroactively converted by applying the conversion ratio.

16. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2024, there were the following material transaction that occurred that would require recognition or disclosure in the financial statements:

As of September 30, 2024, the Company determined the First Operating Performance Milestone (A,2) of the earnout shares was achieved and 1,250,000 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2025	Airship AI Holdings, Inc.

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

SIGNATURE	TITLE	DATE

/s/ Victor Huang	Chief Executive Officer and Director (principal executive officer)	February 28, 2025
Victor Huang

/s/ Mark E. Scott	Chief Financial Officer (principal financial and accounting officer)	February 28, 2025
Mark E. Scott

/s/ Derek Xu	Chief Operating Officer and Director	February 28, 2025
Derek Xu

/s/ Peeyush Ranjan	Director	February 28, 2025
Peeyush Ranjan

/s/ Louis Lebedin	Director	February 28, 2025
Louis Lebedin
/s/ Amit Mital	Director	February 28, 2025
Amit Mital

81