Form 10-K/A
period 2024-12-31
Airship AI Holdings, Inc.
filed 2025-03-11
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10‑K of Airship AI Holdings, Inc. (the “Company”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission on February 28, 2025 (the “Original Form 10-K”). This Amendment is being filed solely to file the consent of BPM LLP, the Company’s independent registered public accounting firm (the “Consent”). Due to an administrative error, the Consent was inadvertently not included in the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (this “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as set forth in this Amendment, no other changes have been made to the Original Form 10‑K. The Original Form 10-K has not been amended or updated to reflect events occurring after the filing date of the Original Form 10-K, except as specifically set forth in this Amendment. This Amendment should be read in conjunction with the Original Form 10-K.

2

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
23.1	Consent of BPM LLP, Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (included in Exhibit 101).

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2025	Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

4