Form 10-Q
period 2025-03-31
Airship AI Holdings, Inc.
filed 2025-05-15
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

As of May 15, 2025, there were a total of 31,844,471 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$8,812,178	$11,414,830
Accounts receivable, net of allowance for credit losses of $0	2,782,650	1,226,757
Prepaid expenses and other	67,311	17,883
Total current assets	11,662,139	12,659,470

OTHER ASSETS
Other assets	165,960	165,960
Operating lease right of use asset	1,102,967	882,024

TOTAL ASSETS	$12,931,066	$13,707,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$2,179,847	$759,480
Advances from founders	700,000	1,300,000
Accrued expenses	60,551	51,649
Current portion of operating lease liability	405,916	305,178
Deferred revenue- current portion	2,948,695	3,238,483
Total current liabilities	6,295,009	5,654,790

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	758,376	638,525
Warrant liability	18,659,435	34,180,618
Earnout liability	8,199,079	23,304,808
Deferred revenue- non-current	2,528,716	2,951,850
Total liabilities	36,440,615	66,730,591

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 31,844,471 and 30,588,413 shares issued and outstanding as of March 31, 2025 and December 31, 2024	3,182	3,056
Additional paid in capital	27,731,753	21,918,867
Accumulated deficit	(51,233,605)	(74,941,590)
Accumulated other comprehensive loss	(10,879)	(3,470)
Total stockholders' deficit	(23,509,549)	(53,023,137)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,931,066	$13,707,454

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	Unaudited	Unaudited
NET REVENUES:
Product	$4,497,240	$9,398,776
Post contract support	998,051	1,176,239
Other services	7,737	-
	5,503,028	10,575,015
COST OF NET REVENUES:
Cost of Sales	2,923,087	7,789,409
Post contract support	312,021	157,479
Other services	32,916	-
	3,268,024	7,946,888
GROSS PROFIT	2,235,004	2,628,127
RESEARCH AND DEVELOPMENT EXPENSES	719,382	695,366
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,229,979	3,335,294
TOTAL OPERATING EXPENSES	3,949,361	4,030,660
OPERATING LOSS	(1,714,357)	(1,402,533)
OTHER INCOME (EXPENSE) :
Gain (loss) from change in fair value of earnout liability	9,823,605	(21,484,850)
Gain (loss) from change in fair value of warrant liability	15,521,183	(6,847,091)
Loss from change in fair value of convertible debt	-	(2,039,377)
Loss on note conversion	-	(158,794)
Interest income (expense), net	77,554	(31,824)
Total other income (expense), net	25,422,342	(30,561,936)

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	23,707,985	(31,964,469)

Provision for income taxes	-	-

NET INCOME (LOSS)	23,707,985	(31,964,469)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) income, net	(7,409)	3,239

TOTAL COMPREHENSIVE INCOME (LOSS)	$23,700,576	$(31,961,230)

NET INCOME (LOSS) PER SHARE:
Basic	$0.75	$(1.40)
Diluted	$0.61	$(1.40)

Weighted average shares of common stock outstanding
Basic	31,704,117	22,898,487
Diluted	38,820,839	22,898,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2024	22,812,048	$2,281	$-	$(17,476,700)	$(12,808)	$(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	2,314	1,397,815	(49,441,169)	(9,569)	(48,050,609)

Balance as of January 1, 2025	30,588,413	3,056	21,918,867	(74,941,590)	(3,470)	(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,707,985	$(31,964,469)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	1,861
Stock-based compensation	428,286	268,989
Amortization of operating lease right of use asset	83,396	80,291
(Gain) loss from change in fair value of warrant liability	(15,521,183)	6,847,091
(Gain) loss from change in fair value of earnout liability	(9,823,605)	21,484,850
Loss from change in fair value of convertible note	-	2,039,377
Loss on note conversion	-	158,794
Changes in operating assets and liabilities:
Accounts receivable	(1,555,893)	(55,525)
Prepaid expenses and other	(49,428)	2,010
Other assets	-	1,901
Operating lease liability	(83,750)	(67,211)
Payroll and income tax receivable	-	(2,410)
Accounts payable - trade and accrued expenses	1,429,270	433,415
Deferred revenue	(712,922)	(924,048)
NET CASH USED IN OPERATING ACTIVITIES	(2,097,844)	(1,695,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net	59,400	293,249
Repayment of advances from founders	(600,000)	-
Proceeds from stock option exercises	43,201	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(497,399)	293,249

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,595,243)	(1,401,835)

Effect from exchange rate on cash	(7,409)	3,239

CASH AND CASH EQUIVALENTS, beginning of period	11,414,830	3,124,413

CASH AND CASH EQUIVALENTS, end of period	$8,812,178	$1,725,817

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$2,410

Noncash investing and financing
Issuance of common stock for debt conversion	$-	$835,610
Issuance of common stock for earnout shares	$5,282,125	$-
Recognition of operating right-of-use asset	$304,339	$-
Recognition of operating lease liability	$304,339	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Transactions in Connection with Merger

As a result of the Merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 13– Fair Value Measurements for more information.

	Liability as of	Liability as of
	March 31, 2025	December 31, 2024

Earnout liability	$8,199,079	$23,304,808
Warrant liability (Public Warrants)	18,082,635	33,124,868
Warrant liability (Private Warrants)	576,800	1,055,750
Total liabilities measured at fair value	$26,858,514	$57,485,426

Other income (expense) related to instruments recorded at fair value during the three months ended March 31, 2025 and 2024	$25,344,788	$(30,371,318)

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

The Company employed fifty two employees as of March 31, 2025. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of March 31, 2025.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The Company believes that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2025.

Functional Currency

The Company’s reporting currency is the U.S.  Dollar. The Company’s functional currency for U.S. operations is the U.S. Dollar. The operations of Zeppelin Worldwide, Inc. and its subsidiary, Zeppelin Taiwan, Ltd. (together “Zeppelin”) use the Taiwan Dollar as its functional currency. At each period end, Zeppelin’s balance sheet is translated into U.S. Dollars based upon the period end exchange rate, while their statements of operations and comprehensive income (loss) and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the three months ended March 31, 2025 and 2024, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of March 31, 2025 and December 31, 2024.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $101,599 and $59,361, respectively, related to one-year support contracts. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $896,452 and $1,116,893 respectively, related to multi-year support contracts.

Other Services

The Company earns other service revenues from installation services, training and licensing which are short-term in nature and revenue for these services are recognized at the time of performance when the service is provided. For the three months ended March 31, 2025 and 2024, the Company recognized revenue of $7,737 and $0, respectively, related to other services.

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

The Company’s short-term and long-term deferred revenue balances totaled $2,948,695 and $2,528,716 as of March 31, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. Of the deferred revenue balance of $6,190,333 and $8,970,780 as of January 1, 2025 and 2024, the Company recognized approximately $985,548 and $1,176,239 during the three months ended March 31, 2025 and 2024, respectively.

Accounts Receivable and Provision for Credit Losses

The Company generally sells its products to large governmental entities and large corporations in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing.

The Company determines estimates of uncollectible accounts receivable based primarily on actual historical bad debt and sales return trends, customers financial condition and general economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of March 31, 2025 and December 31, 2024, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of March 31, 2025, December 31, 2024 and January 1, 2024 were $2,782,650, $1,226,757 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the three months ended March 31, 2025, the Company had revenue from twenty customers and three customer represented 83% of total revenue. The primary reason for the high level of customer concentration for the three months ended March 31, 2025 was due to reliance on these three customers for the three months ended March 31, 2024. As of March 31, 2025, two customers represent approximately 81% and 13% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the three months ended March 31, 2024, the Company had revenue from seventeen customers and one customer represented 78% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the increase in reliance on a single customer for the three months ended March 31, 2024 was due to one large order received in late 2023 which was fulfilled in the three months ended March 31, 2024. As of March 31, 2024, two customers represent approximately 52% and 27% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of March 31, 2025 and December 31, 2024, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three months ended March 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $719,382 and $695,366 for the three months ended March 31, 2025 and 2024, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of March 31, 2025 and December 31, 2024.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended March 31, 2025 and 2024 were $169,221 and $22,458, respectively.

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

The Company initially recorded its senior secured convertible promissory notes, earnout liability (unvested earnout shares), and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The senior secured convertible promissory notes were converted to equity during the year ended December 31, 2024. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2025 and December 31, 2024 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2025, there were 515,000 private placement warrants and 16,145,210 public warrants outstanding.

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

At the closing of the Merger, the Airship AI securityholders that hold shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs had the contingent right to receive up to 5.0 million additional shares of common stock, subject to certain contingencies.  These earnout shares have been categorized into two components: (i) the vested shares that are associated with stockholders with vested equity at the closing of the Merger that will be earned upon achievement of the earnout milestones and (ii) the unvested shares associated with stockholders with unvested equity at the closing of the Merger that will be earned over the remaining service period with the Company on their unvested equity shares and upon achievement of the earnout milestones.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000.  During the three months ended March 31, 2025 and 2024, the Company stock-based compensation expense for the vesting of earnout shares was $133,761. As of March 31, 2025, unrecognized compensation cost related to unvested earnout shares totaled $2,006,419. The weighted average period over which this remaining compensation cost is expected to be recognized is 3.75 years.

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

Comprehensive (Loss) Gain

Comprehensive (loss) gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive (loss) gain of ($7,409) and $3,239, respectively, related to foreign exchange translation for the three months ended March 31, 2025 and 2024, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In May 2025, the Company analyzed its cash requirements and operations at least through May 2026 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the three months ended March 31, 2025 and 2024 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method for the three months ended March 31, 2025. Common stock equivalents for the three months ended March 31, 2024 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 14—Earnings per share.

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

3. Advances due to and from Founders

Advances due to Founders

During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $300,000 each, with $700,000 recorded as advances from founders as of March 31, 2025. The outstanding advances as of March 31, 2025 are non-interest bearing and the Company expects to pay the balance off within a one year period.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company agreed to pay interest for the 2024 advances (described under Advances to Founders above) of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of March 31, 2025 and December 31, 2024.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended March 31, 2025 and 2024 consisted of approximately $4.5 million and $9.4 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue of approximately $1.0 million and $1.2 million relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of March 31, 2025 and December 31, 2024, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $2,948,695 and $2,528,716 as of March 31, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. Of the deferred revenue balance of $6,190,333 and $8,970,780 as of January 1, 2025 and 2024, the Company recognized approximately $985,548 and $1,176,239 during the three months ended March 31, 2025 and 2024, respectively.

Remaining Performance Obligations

As of March 31, 2025 and December 31, 2024, the Company had approximately $5.5 million and $6.2 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 43% of its remaining performance obligations as revenue in fiscal 2025 and the remaining 57% in fiscal 2026 and years thereafter.

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

5. Notes Payable and Convertible Notes Payable

On June 22, 2023, the Company issued a $2,000,000 senior secured convertible promissory note to Platinum Capital Partners, Inc.  During the year ended December 31, 2024, the Company issued 879,051 shares of common stock related to the conversion of $2,000,000 of the senior secured convertible promissory note.

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

During the three months ended March 31, 2024, the Company recorded an unrealized loss due to the increase in the fair value of the convertible notes payable totaling $2,039,377.

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

Details on the common stock, preferred stock and equity incentive plans were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 28, 2025.

Common Stock

As of March 31, 2025 and December 31, 2024, there were 31,844,471 and 30,588,413 shares of common stock outstanding, respectively.

Three Months Ended March 31, 2025

During the three months ended March 31, 2025, the Company had the following issuances of equity securities:

As of September 30, 2024, the Company determined the First Operating Performance Milestone of the earnout shares was achieved resulting in the vesting of 1,250,000 shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025.

During the three months ended March 31, 2025, investors exercised warrants for 13,200 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,400.

During the three months ended March 31, 2025, the Company issued an aggregate of 81,952 shares of common stock and received $43,201 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

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

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the 2023 Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 3,334,721 as of March 31, 2025. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the three months ended March 31, 2025:

During the three months ended March 31, 2025, the Company granted stock options to 3 employees to purchase an aggregate of 455,000 shares of common stock with an exercise price of $3.34 and which vest primarily quarterly over four years and expire on during 2035.

During the three months ended March 31, 2025, the Company issued an aggregate of 81,952 shares of common stock and received $43,201 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

Stock option activity for the three months ended March 31, 2025 was as follows:

	Shares	Exercise Price
Outstanding as of January 1, 2025	5,527,559	$1.04
Granted	455,000	3.34
Exercised	(81,952)	(0.53)
Forfeited	-	-
Outstanding as of March 31, 2025	5,900,607	$1.22

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2025:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,367,033	3.79	$0.12	2,367,033	$0.12	3.79
0.57	922,963	3.27	0.57	922,963	0.57	3.27
1.49-1.65	1,040,798	7.19	1.64	560,642	1.64	7.19
1.90	49,813	2.73	1.90	15,567	1.90	2.73
2.86-2.95	1,065,000	9.54	2.91	130,938	2.91	9.54
3.27-4.47	455,000	9.91	3.34	100,000	3.34	9.91
	5,900,607	6.34	$1.22	4,097,143	$0.60	6.34

There were 5,900,607 options to purchase common stock at an average exercise price of $1.22 per share outstanding as of March 31, 2025 under the 2023 and 2022 Plans. The Company recorded $294,525 and $135,227 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2025 and 2024, respectively, in accordance with ASC 718. As of March 31, 2025, there was $2,777,071 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3.5 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the three months ended March 31, 2025:

Assumptions	3/31/2025
Estimated stock price	$3.27-4.47
Exercise price	$3.27-4.47
Dividend yield	0%
Expected life	4 years
Expected volatility	57.1%
Risk free interest rate	3.48%-3.81%

There were stock incentive plan awards outstanding at March 31, 2025 totaling 5,900,607 shares with an aggregate intrinsic value of $15,552,307.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SARs”) after the Merger.

As of March 31, 2025 and December 31, 2024, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the three months ended March 31, 2025 or the year ended December 31, 2024.

Warrants to Purchase Common Stock

See Note 11 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the three months ended March 31, 2025:

During the three months ended March 31, 2025, investors exercised warrants for 13,200 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,400.

Warrant activity for the three months ended March 31, 2025 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2025	21,961,690	4.13
Issued	-	-
Exercised	(13,200)	(4.50)
Forfeited	-	-
Outstanding at March 31, 2025	21,948,490	$4.13

A summary of the warrants outstanding as of March 31, 2025 were as follows:

	March 31, 2025
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
2,689,902	3.20	$1.77	2,689,902	$1.77
220,000	4.50	2.36	220,000	2.36
216,216	4.38	3.47	216,216	3.47
18,822,372	3.84	4.50	18,822,372	3.84
21,948,490	3.81	$4.13	21,948,490	$4.13

Earnout Liability

See Note 12 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $50,978 and $50,102 of contributions during the three months ended March 31, 2025 and 2024, respectively.

8. Related Party Transactions

Advances due to Founders

During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $300,000 each, with $700,000 recorded as advances from founders as of March 31, 2025. The outstanding advances as of March 31, 2025 and December 31, 2024 are non-interest bearing and the Company expects to pay the balance off within a one year period.

Master Loan Agreement

On September 27, 2024, the Company entered into a Master Loan Agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. The Company agreed to pay interest for the 2024 advances (described under Advances to Founders above) of $11,913 and the Company issued warrants to purchase up to 220,000 shares of the Company’s common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under this Master Loan Agreement as of March 31, 2025 and December 31, 2024.

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

Properties and Operating Leases-Right of Use Asset and Lease Liability

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations and comprehensive income (loss). The Company elected the package of transitional practical expedients, under which (1) the Company did not reassess whether any expired or existing contracts are or contain leases, (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. The Company also elected the practical expedient to not separate lease and non-lease components for all asset classes.

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

On February 29, 2024, the Company extended an office lease in Moorestown, North Carolina. The Company leases 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, the Company extended the lease, which expired on February 28, 2025.

On February 1, 2025, the Company entered into an office lease in Mooresville, North Carolina. The Company leases 5,240 square feet and the net monthly payment is $9,105. The lease expires January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

The Company has entered into operating leases for office and development facilities for three to four years and may include an option to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2025 and December 31, 2024, total operating lease liabilities were $1,164,292 and $943,703, respectively. Right of use assets was $1,102,967 and $882,024 at March 31, 2025 and December 31, 2024, respectively. Current lease liabilities were $405,917 and $305,178 at March 31, 2025 and December 31, 2024, respectively. In the three months ended March 31, 2025 and 2024, the Company recognized $102,417 and $98,943 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was thirty two months at March 31, 2025 and the weighted average discount rate was 7%.

The minimum future lease payments as of March 31, 2025 are as follows:

Years Ended March 31,
2026	$471,901
2027	486,075
2028	323,661
Total remaining payments	1,281,637
Less Imputed Interest	(117,345)
Total lease liability	$1,164,292

Employment Agreement

On March 4, 2025, the Company entered into an employment agreement with Paul Allen to serve as President. The employment agreement provides for a base salary of $350,000. The term of the employment agreement is for a period of three years, which will be automatically extended for additional one-year periods unless either party gives the other party written notice of such party’s decision not to renew the term at least 90 days prior to the end of the initial three-year term or any renewal term.  Mr. Allen is also eligible to participate in annual performance-based bonus programs established from time to time by the Company’s Board, subject to the achievement by Mr. Allen and the Company of the applicable performance criteria set forth in the employment agreement and established for Mr. Allen by the Board. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Allen for good reason, as those terms are defined in the employment agreement, he is entitled to three months’ severance.

In connection with entering into the employment agreement, Mr. Allen was granted ten-year options under our 2023 Plan to purchase 100,000 shares of common stock, which options vest immediately, at an exercise price equal to $3.27, being the fair market value on the date of grant. The total stock compensation expense related to this grant was approximately $131,000. Mr. Allen was also granted ten-year options under the Plan to purchase 300,000 shares of common stock, which options vest quarterly over four years, at an exercise price equal to $3.27, being the fair market value on the date of grant.

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2025 and 2024.

The Company’s effective tax rate was 0% for the three months ended March 31, 2025 and 2024. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2025 and 2024 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

Details on the warrant liability were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and filed with the SEC on February 28, 2025. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of March 31, 2025 and December 31, 2024:

March 31, 2025
	Number of Shares	Exercise Price	Expiration Date	Fair Value
Public Warrants	16,145,210	$4.50	December 21, 2028	$18,082,635
Private Warrants	515,000	$4.50	December 21, 2028	$576,800

December 31, 2024
	Number of Shares	Exercise Price	Expiration Date	Fair Value
Public Warrants	16,158,410	$4.50	December 21, 2028	$33,124,868
Private Warrants	515,000	$4.50	December 21, 2028	$1,055,750

12. Earnout Liability

At the closing of the Merger, the Airship AI securityholders that hold shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs had the contingent right to receive up to 5,000,000 earnout shares of the Company’s common stock if certain earnout milestones are met. Refer to the Company’s annual report on Form 10-K filed with the SEC on February 28, 2025 for more information.

As of March 31, 2025, the estimated fair value of the earnout liability decreased to $8,199,079 primarily due to the common stock issued to settle approximately $5.3 million of earnout liability that was previously achieved plus the decrease in the Company’s share price, which resulted in a gain due to the change in fair value of the earnout liability during the three months ended March 31, 2025 of approximately $9.8 million  and is recorded on the consolidated statements of operations and comprehensive income (loss).

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

As of September 30, 2024, the Company determined the first operating performance milestone was achieved resulting in the vesting of 1,250,000 earnout shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025. The fair value of the 1,160,906 vested shares on the issuance date of $5,282,008 was determined using the Company’s closing trading price on January 7, 2025 and was reclassified from earnout liability to equity as additional paid in capital on the consolidated balance sheet. The remaining 89,094 shares that vested as of September 30, 2024 will continue to be valued on a recurring basis as a Level 1 instrument until issued. The remaining unvested earnout shares continue to be accounted for as liabilities until their respective triggering event occurs.

13. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2025:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$343,901	$-	$7,855,178	$8,199,079
Warrant liability (Public Warrants)	18,082,635	-	-	18,082,635
Warrant liability (Private Warrants)	-	576,800	-	576,800
Total liabilities measured at fair value	$18,426,536	$576,800	$7,855,178	$26,858,514

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	March 31, 2025	March 31, 2024
Stock price	$3.86	$6.59
Risk-free interest rate	3.88%	4.23%
Expected term (in years)	3.8	4.8
Expected volatility	60.2%	69.3%
Dividend yield	0%	0

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on March 31, 2025.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2025 and 2024.

14. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	March 31, 2025	March 31, 2024
Net income (loss)	$23,707,985	$(31,964,469)
Weighted average shares outstanding-
Basic	31,704,117	22,898,487
Add: dilutive effect of stock options, SARs, vested earnout shares and Airship warrants	7,116,722	-
Diluted	38,820,839	22,898,487

Income (loss) per share-
Basic	$0.75	$(1.40)
Diluted	$0.61	$(1.40)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	March 31, 2025	March 31, 2024
Public Warrants	16,145,210	16,159,112
Private Warrants	515,000	515,000
Warrants	2,162,162	-
Outstanding stock options	25,000	-
	18,847,372	16,674,112

The 3,750,000 remaining unvested earnout shares as of March 31, 2025 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

15. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2025, there were no material transaction that occurred that would require recognition or disclosure in the financial statements.

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

Recent Developments

As of September 30, 2024, we determined the first operating performance milestone of the earnout shares was achieved resulting in the vesting of 1,250,000 earnout shares, of which 1,160,906 shares of our common stock were issued to applicable personnel on January 7, 2025.

Fair Value Transactions in Connection with Merger

As a result of the merger, we entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 13– Fair Value Measurements for more information.

	Liability as of	Liability as of
	March 31, 2025	December 31, 2024

Earnout liability	$8,199,079	$23,304,808
Warrant liability (Public Warrants)	18,082,635	33,124,868
Warrant liability (Private Warrants)	576,800	1,055,750
Total liabilities measured at fair value	$26,858,514	$57,485,426

Other income (expense) related to instruments recorded at fair value during the three months ended March 31, 2025 and 2024	$25,344,788	$(30,371,318)

Private Placement and Public Warrants in Connection with Merger

At the merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of March 31, 2025, there were 515,000 private placement warrants and 16,145,210 public warrants outstanding.

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

•

Potential tariffs may impact financial performance. Changes in international trade policies, including the imposition of new tariffs, quotas, trade restrictions, or other government-imposed barriers to trade, could have a material adverse effect on our business, financial condition, and results of operations. We rely on Taiwan and Canada for certain raw materials, components, and finished goods, For example, if the U.S. government were to impose additional tariffs on goods imported from countries where we source key inputs—such as Taiwan and Canada —or if retaliatory tariffs were imposed on U.S. exports, the cost of our products could increase, potentially reducing demand, compressing margins, or requiring us to adjust our pricing structure.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2025 and 2024.

(dollars in thousands)

	Three Months Ended March 31,
	2025	2024	$ Variance	% Variance

Net revenues	$5,503	$10,575	$(5,072)	-48.0%
Cost of net revenues	3,268	7,947	4,679	58.9%
Gross profit	2,235	2,628	(393)	-15.0%
Research and development expenses	719	695	(24)	-3.5%
Selling, general and administrative expenses	3,230	3,335	105	3.1%
Total operating expenses	3,949	4,030	81	2.0%
Operating loss	(1,714)	(1,402)	(312)	-22.3%
Other income (expense):
Gain (loss) from change in fair value of earnout liability	9,824	(21,485)	31,309	145.7%
Gain (loss) change in fair value of warrant liability	15,521	(6,847)	22,368	326.7%
Loss from change in fair value of convertible debt	-	(2,039)	2,039	100.0%
Loss on note conversion	-	(159)	159	100.0%
Interest income (expense), net	77	(32)	109	340.6%
Total income (other expense), net	25,422	(30,562)	55,984	183.2%
Income (loss) before income taxes	23,708	(31,964)	55,672	174.2%
Provision for income taxes	-	-	-	-
Net income (loss)	$23,708	$(31,964)	$55,672	174.2%

Net Revenues — Net revenues for the three months ended March 31, 2025 decreased $5,072,000 to $5,503,000 as compared to $10,575,000 for the three months ended March 31, 2024, as a result of purchase orders from various federal government agency customers totaling over $13 million which we primarily shipped in the three months ended March 31, 2024.

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for government projects. Disruptions in how the government agencies operate due to these policies are materially affecting our business.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended March 31, 2025, cost of sales decreased $4,679,000 to $3,268,000 as compared to $7,947,000 for the three months ended March 31, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the three months ended March 31, 2025.

Research and Development Expenses — Research and development expenses for the three months ended March 31, 2025 increased $24,000 to $719,000 as compared to $695,000 for the three months ended March 31, 2024. The increase was due to increased expenses for product development.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2025 decreased $105,000 to $3,230,000 as compared to $3,335,000 for the three months ended March 31, 2024. The decrease was due to (i) reduced professional service expenses of $211,000; (ii) reduced insurance expenses of $154,000; (iii) offset increased stock based compensation of $159,000; (iv) increased sales and marketing expenses of $147,000 related to expanded trade shows; and other reduced operating expenses of $46,000.

Other Income (Expense) — Other income for the three months ended March 31, 2025 was $25,422,000 as compared to other expense of $30,562,000 for the three months ended March 31, 2024. Other income for the three months ended March 31, 2025 consisted of (i) gain from change in fair value of earnout liability of $9,824,000; (ii) gain from change in fair value of warrant liability of $15,521,000;   (iii) other income of $77,000. The gain from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Other expense for the three months ended March 31, 2024 consisted of (i) loss from change in fair value of warrant liability of $6,847,000; (ii) loss from change in fair value of earnout liability of $21,485,000; (iii) loss from change in fair value of convertible debt of $2,039,000; (iv) loss on note conversion of $159,000; and (iv) noncash interest of $32,000.

Net Income (Loss) — Net income for the three months ended March 31, 2025 was $23,708,000 as compared to a net loss of $31,964,000 for the three months ended March 31, 2024. The net income primarily related to noncash items of $24,833,000. Noncash items included (i) gain from change in warrant liability of $15,521,000; and (ii) gain from change in earnout liability of $9,823,000; and offset by (iii) stock based compensation of $428,000; and (iv) net amortization of operating lease right of use asset of $83,000.

The net loss for the three months ended March 31, 2024 primarily related to noncash charges of $30,881,000.  Noncash charges include (i) depreciation of $2,000; (ii) stock based compensation of $269,000; (iii) net amortization of operating lease right of use asset of $81,000; (iv) loss from change in warrant liability of $6,847,000; (v) loss from change in earnout liability of $21,485,000; (vi) loss from change in fair value of convertible note of $2,039,000; and (vii) loss on note conversions of $159,000.

Liquidity and Capital Resources as of March 31, 2025 and 2024

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $8.8 million as of March 31, 2025. In September 2024, we closed an $8 million public offering with approximately $7.3 million in net proceeds. In December 2024, we received net proceeds of approximately $7.4 million from the exercise of warrants related to an inducement offer agreement. We formally evaluated our liquidity and cash position in May 2025 when preparing the March 31, 2025 Form 10-Q consolidated financial statements. During this process, we analyzed our cash requirements and operations at least through May 2026 and determined that, based upon our current available cash and operations, we have no substantial doubt about our ability to continue as a going concern. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of our near and long-term future capital requirements that will depend on many factors.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $2,098,000. This amount was primarily related to (i) net income of $23,708,000; and offset by (ii) net working capital reductions of $973,000 (including a $713,000 reduction in deferred revenues); and (iii) noncash items of $24,833,000. Noncash items included (iv) gain from change in warrant liability of $15,521,000; and (v) gain from change in earnout liability of $9,823,000; and offset by (vi) stock based compensation of $428,000; and (vii) net amortization of operating lease right of use asset of $83,000.

Net cash used in operating activities for the three months ended March 31, 2024 was $1,695,000. This amount was primarily related to (i) net loss of $31,964,000; and (ii) net working capital reductions of $611,000; offset by (iii) noncash charges of $30,881,000.  Noncash charges include (iv) depreciation of $2,000; (v) stock based compensation of $269,000; (vi) net amortization of operating lease right of use asset of $81,000; (vii) loss from change in warrant liability of $6,847,000; (viii) loss from change in earnout liability of $21,485,000; (ix) loss from change in fair value of convertible note of $2,039,000; and (x) loss on note conversions of $159,000.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $497,000 and consisted of (i) repayment of advances by founders of $600,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $43,000.

Net cash provided by financing activities for the three months ended March 31, 2024 was $293,000 and consisted proceeds from warrant exercise.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,281,638	$471,901	$486,075	$323,661

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

On February 29, 2024, we extended an office lease in Moorestown, North Carolina. We leased 3,621 square feet and the net monthly payment is $6,488. On August 27, 2024, we extended the lease, which expired on February 28, 2025.

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the three months ended March 31, 2025 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2025, we issued no unregistered equity securities:

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Master Loan Agreement dated September 27, 2024 by and between Airship AI Holdings, Inc. and Victor Huang (attached herewith)
10.2	Employment Agreement dated March 4, 2025 by between Airship AI Holdings, Inc. and Paul Allen (attached herewith)
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

