Form 10-Q
period 2025-06-30
Airship AI Holdings, Inc.
filed 2025-08-05
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

________________________________________________________________

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

As of August 5, 2025, there were a total of 31,909,348 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$6,306,274	$11,414,830
Accounts receivable, net of allowance for credit losses of $0	2,557,427	1,226,757
Prepaid expenses and other	50,090	17,883
Total current assets	8,913,791	12,659,470

OTHER ASSETS
Other assets	160,528	165,960
Operating lease right of use asset	1,006,359	882,024

TOTAL ASSETS	$10,080,678	$13,707,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$393,341	$759,480
Advances from founders	-	1,300,000
Accrued expenses	48,731	51,649
Current portion of operating lease liability	416,583	305,178
Deferred revenue- current portion	4,629,075	3,238,483
Total current liabilities	5,487,730	5,654,790

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	650,748	638,525
Warrant liability	33,153,619	34,180,618
Earnout liability	15,500,664	23,304,808
Deferred revenue- non-current	2,167,307	2,951,850
Total liabilities	56,960,068	66,730,591

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 31,909,096 and 30,588,413 shares issued and outstanding as of June 30, 2025 and December 31, 2024	3,188	3,056
Additional paid in capital	28,118,957	21,918,867
Accumulated deficit	(74,990,656)	(74,941,590)
Accumulated other comprehensive loss	(10,879)	(3,470)
Total stockholders' deficit	(46,879,390)	(53,023,137)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,080,678	$13,707,454

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES:
Product	$728,978	$5,358,808	$4,770,694	$14,757,584
Post contract support	1,375,372	1,042,223	2,828,947	2,218,462
Other services	42,540	-	50,277	-
	2,146,890	6,401,031	7,649,918	16,976,046
COST OF NET REVENUES:
Cost of Sales	273,721	1,306,386	3,217,328	9,095,795
Post contract support	332,769	588,438	624,270	745,917
Other services	7,883	-	40,799	-
	614,373	1,894,824	3,882,397	9,841,712
GROSS PROFIT	1,532,517	4,506,207	3,767,521	7,134,334
RESEARCH AND DEVELOPMENT EXPENSES	740,571	702,771	1,459,953	1,398,137
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,813,827	2,827,120	6,043,806	6,162,414
TOTAL OPERATING EXPENSES	3,554,398	3,529,891	7,503,759	7,560,551
OPERATING (LOSS) INCOME	(2,021,881)	976,316	(3,736,238)	(426,217)
OTHER INCOME (EXPENSE) :
(Loss) gain from change in fair value of earnout liability	(7,301,585)	14,876,927	2,522,020	(6,607,923)
(Loss) gain from change in fair value of warrant liability	(14,494,184)	1,542,347	1,026,999	(5,304,744)
Gain (loss) from change in fair value of convertible debt	-	1,527,193	-	(512,184)
Loss on note conversion	-	-	-	(158,794)
Interest income (expense), net	60,599	(421,500)	138,153	(453,324)
Other expense	-	(39,288)	-	(39,288)
Total other (expense) income, net	(21,735,170)	17,485,679	3,687,172	(13,076,257)

(LOSS) INCOME BEFORE PROVISON FOR INCOME TAXES	(23,757,051)	18,461,995	(49,066)	(13,502,474)

Provision for income taxes	-	-	-	-

NET (LOSS) INCOME	(23,757,051)	18,461,995	(49,066)	(13,502,474)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation (loss) income, net	-	3,239	(7,409)	8,984

TOTAL COMPREHENSIVE (LOSS) INCOME	$(23,757,051)	$18,465,234	$(56,475)	$(13,493,490)

NET (LOSS) INCOME PER SHARE:
Basic	$(0.75)	$0.80	$(0.00)	$(0.59)
Diluted	$(0.75)	$0.61	$(0.00)	$(0.59)

Weighted average shares of common stock outstanding
Basic	31,873,639	23,220,709	31,789,346	23,059,598
Diluted	31,873,639	30,272,228	31,789,346	23,059,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2024	22,812,048	$2,281	$-	$(17,476,700)	$(12,808)	$(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	2,314	1,397,815	(49,441,169)	(9,569)	(48,050,609)
Stock-based compensation	-	-	261,636	-	-	261,636
Issuance of common stock for services	50,000	5	198,495	-	-	198,500
Issuance of common stock for exercise of warrants	100	-	800	-	-	800
Issuance of common stock for stock options exercise	294,448	29	146,943	-	-	146,972
Issuance of common stock for debt interest payment	232,360	23	1,008,400	-	-	1,008,423
Foreign currency translation gain	-	-	-	-	5,745	5,745
Net income	-	-	-	18,461,995	-	18,461,995
Balance as of June 30, 2024	23,736,027	2,372	3,014,089	(30,979,174)	(3,824)	(27,966,537)

Balance as of January 1, 2025	30,588,413	3,056	21,918,867	(74,941,590)	(3,470)	(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)
Stock-based compensation	-	-	372,139	-	-	372,139
Issuance of common stock for exercise of warrants	100	-	450	-	-	450
Issuance of common stock for stock options exercise	64,525	6	14,615	-	-	14,621
Net loss	-	-	-	(23,757,051)	-	(23,757,051)
Balance as of June 30, 2025	31,909,096	$3,188	$28,118,957	$(74,990,656)	$(10,879)	$(46,879,390)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,066)	$(13,502,474)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	-	1,861
Stock-based compensation	800,425	530,625
Amortization of operating lease right of use asset	180,004	151,091
Issuance of common stock for services	-	198,500
Noncash interest expense	-	521,582
(Gain) loss from change in fair value of warrant liability	(1,026,999)	5,304,744
(Gain) loss from change in fair value of earnout liability	(2,522,020)	6,607,923
Loss from change in fair value of convertible note	-	512,184
Loss on note conversion	-	158,794
Changes in operating assets and liabilities:
Accounts receivable	(1,330,670)	(1,791,217)
Prepaid expenses and other	(32,207)	11,394
Other assets	5,432	1,901
Operating lease liability	(180,711)	(124,583)
Payroll and income tax receivable	-	(2,410)
Accounts payable - trade and accrued expenses	(369,056)	(1,426,970)
Deferred revenue	606,049	(1,299,813)
NET CASH USED IN OPERATING ACTIVITIES	(3,918,819)	(4,146,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net	59,850	293,249
(Repayment of) proceeds from advances from founders	(1,300,000)	800,000
Proceeds from stock option exercises	57,822	146,972

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,182,328)	1,240,221

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,101,147)	(2,906,647)

Effect from exchange rate on cash	(7,409)	8,984

CASH AND CASH EQUIVALENTS, beginning of period	11,414,830	3,124,413

CASH AND CASH EQUIVALENTS, end of period	$6,306,274	$226,750

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$2,410

Noncash investing and financing
Issuance of common stock for debt conversion	$-	$835,610
Issuance of common stock for debt interest payment	$-	$487,642
Issuance of common stock for earnout shares	$5,282,125	$-
Recognition of operating right-of-use asset	$304,339	$-
Recognition of operating lease liability	$304,339	$-

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

On December 21, 2023, the Company completed the merger (the “Merger”) contemplated by the merger agreement (the “Merger Agreement”) dated as of June 27, 2023 and amended on September 22, 2023, by and among BYTE Acquisition Corp. (“BYTS”), BYTE Merger Sub, Inc., a Washington corporation and a direct, wholly-owned subsidiary of BYTS (“Merger Sub”), and Airship AI.

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

	Liability as of	Liability as of
	June 30, 2025	December 31, 2024

Earnout liability	$15,500,664	$23,304,808
Warrant liability (Public Warrants)	32,128,769	33,124,868
Warrant liability (Private Warrants)	1,024,850	1,055,750
Total liabilities measured at fair value	$48,654,283	$57,485,426

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

The Company employed fifty five employees as of June 30, 2025. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed ten research and development personnel in Taiwan as of June 30, 2025.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the three and six months ended June 30, 2025 and 2024, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of June 30, 2025 and December 31, 2024.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $475,551 and $80,236, respectively, related to one-year support contracts. For the three months ended June 30, 2025 and 2024, the Company recognized revenue of $899,820 and $961,987, respectively, related to multi-year support contracts. For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $577,150 and $139,597, respectively, related to one-year support contracts. For the six months ended June 30, 2025 and 2024, the Company recognized revenue of $2,251,797 and $2,078,865, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $4,629,075 and $2,167,307 as of June 30, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024.

Accounts Receivable and Provision for Credit Losses

The Company generally sells its products to large governmental entities and large corporations in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing.

The Company determines estimates of uncollectible accounts receivable based primarily on actual historical bad debt and sales return trends, customers’ financial condition and general economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of June 30, 2025 and December 31, 2024, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of June 30, 2025, December 31, 2024 and January 1, 2024 were $2,557,427, $1,226,757 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the six months ended June 30, 2025, the Company had revenue from thirty customers and two customers represented 65% of total revenue. The primary reason for the high level of customer concentration for the six months ended June 30, 2025 was due to reliance on these two customers for the six months ended June 30, 2025. As of June 30, 2025, one customer represents approximately 83% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the six months ended June 30, 2024, the Company had revenue from 36 customers and two customers represented 72% and 11% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the six months ended June 30, 2024 was due to one large order received in late 2023 which was fulfilled in the six months ended June 30, 2024. As of June 30, 2024, four customers represent approximately 49%, 20%, 11% and 10% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of June 30, 2025 and December 31, 2024, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three and six months ended June 30, 2025 and 2024.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants have considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $740,571 and $702,771 for the three months ended June 30, 2025 and 2024, respectively, on development activities. The Company incurred research and development expenses of $1,459,953 and $1,398,137 for the six months ended June 30, 2025 and 2024, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of June 30, 2025 and December 31, 2024.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended June 30, 2025 and 2024 were $55,694 and $66,863, respectively. Advertising and marketing costs for the six months ended June 30, 2025 and 2024 were $224,915 and $89,321, respectively.

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

The Company initially recorded its senior secured convertible promissory notes, earnout liability (unvested earnout shares), and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The senior secured convertible promissory notes were converted to equity during the year ended December 31, 2024. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2025 and December 31, 2024 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of June 30, 2025, there were 515,000 private placement warrants and 16,145,110 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000.  During the six months ended June 30, 2025 and 2024, the Company stock-based compensation expense for the vesting of earnout shares was $267,522. As of June 30, 2025, unrecognized compensation cost related to unvested earnout shares totaled $1,872,658. The weighted average period over which this remaining compensation cost is expected to be recognized is 3.5 years.

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

Comprehensive (Loss) Gain

Comprehensive (loss) gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive (loss) gain of $0 and $3,239, respectively, related to foreign exchange translation for the three months ended June 30, 2025 and 2024, respectively. There was other comprehensive (loss) gain of $(7,409) and $8,984 related foreign exchange translation for the six months ended June 30, 2025 and 2024, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In August 2025, the Company analyzed its cash requirements and operations at least through August 2026 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the three and six months ended June 30, 2025 and 2024 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the three and six months ended June 30, 2025 and the six months ended June 30, 2024 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 14—Earnings per share.

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

3. Advances due to and from Founders

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of June 30, 2025. The outstanding advances as of December 31, 2024 were non-interest bearing and the Company paid the balance off as of June 30, 2025.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended June 30, 2025 and 2024 consisted of approximately $0.7 million and $5.4 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s net revenues for the six months ended June 30, 2025 and 2024 consisted of approximately $4.8 million and $14.8 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time.

The Company’s remaining net revenue for the three months ended June 30, 2025 and 2024 of approximately $1.4 million and $1 million, respectively relates to PCS revenue and other services which are transferred over time. The Company’s remaining net revenue for the six months ended June 30, 2025 and 2024 of approximately $2.8 million and $2.2 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of June 30, 2025 and December 31, 2024, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $4,629,075 and $2,167,307 as of June 30, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024.

Remaining Performance Obligations

As of June 30, 2025 and December 31, 2024, the Company had approximately $6.8 million and $6.2 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 43% of its remaining performance obligations as revenue in fiscal 2025 and the remaining 57% in fiscal 2026 and years thereafter.

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

During the six months ended June 30, 2024, the Company recorded an unrealized loss due to the increase in the fair value of the convertible notes payable totaling $512,184.

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

Common Stock

As of June 30, 2025 and December 31, 2024, there were 31,909,096 and 30,588,413 shares of common stock outstanding, respectively.

Six Months Ended June 30, 2025

During the six months ended June 30, 2025, the Company had the following issuances of equity securities:

As of September 30, 2024, the Company determined the First Operating Performance Milestone of the earnout shares was achieved resulting in the vesting of 1,250,000 shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025.

During the six months ended June 30, 2025, investors exercised warrants for 13,300 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,850.

During the six months ended June 30, 2025, the Company issued an aggregate of 146,477 shares of common stock and received $57,822 upon the exercise of stock options at exercise prices ranging from $0.12 to $2.64 per share.

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

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the 2023 Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 3,419,247 as of June 30, 2025. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award requisite service period.

The Company had the following stock option activity during the six months ended June 30, 2025:

During the six months ended June 30, 2025, the Company granted stock options to 3 employees to purchase an aggregate of 455,000 shares of common stock with an exercise price of $3.34 and which vest primarily quarterly over four years and expire during 2035.

During the six months ended June 30, 2025, the Company issued an aggregate of 146,477 shares of common stock and received $57,822 upon the exercise of stock options at exercise prices ranging from $0.12 to $2.64 per share.

Stock option activity for the three months ended June 30, 2025 was as follows:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2025	5,527,559	$1.04
Granted	455,000	3.34
Exercised	(146,477)	(0.39)
Forfeited	(20,000)	(2.95)
Outstanding as of June 30, 2025	5,816,082	$1.23

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2025:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable	and Exercisable
$0.12	2,307,033	3.54	$0.12	2,307,033	$0.12	3.54
0.57	922,963	3.02	0.57	922,963	0.57	3.02
1.49-1.65	1,036,274	6.93	1.64	625,604	1.64	6.93
1.90	49,813	2.48	1.90	15,567	1.90	2.48
2.86-2.95	1,045,000	9.28	2.90	195,996	2.90	9.28
3.27-4.47	455,000	9.66	3.34	142,812	3.34	9.66
	5,816,083	5.56	$1.23	4,209,975	$0.69	5.56

There were 5,816,083 options to purchase common stock at an average exercise price of $5.56 per share outstanding as of June 30, 2025 under the 2023 and 2022 Plans. The Company recorded $372,139 and $261,636 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2025 and 2024, respectively, in accordance with ASC 718. The Company recorded $800,425 and $530,625 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2025 and 2024, respectively, in accordance with ASC 718.

As of June 30, 2025, there was $2,508,297  of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 5.56 years.

There were stock incentive plan awards outstanding at June 30, 2025 totaling 5,816,083 shares with an aggregate intrinsic value of $27,106,313.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SARs”) after the Merger.

As of June 30, 2025 and December 31, 2024, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the three months ended June 30, 2025 or the year ended December 31, 2024.

Warrants to Purchase Common Stock

See Note 11 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the six months ended June 30, 2025:

During the six months ended June 30, 2025, investors exercised warrants for 13,300 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,850.

Warrant activity for the six months ended June 30, 2025 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2025	21,961,690	4.13
Issued	-	-
Exercised	(13,300)	(4.50)
Forfeited	-	-
Outstanding at June 30, 2025	21,948,390	$4.13

A summary of the warrants outstanding as of June 30, 2025 were as follows:

	June 30, 2025
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (In Years)	Price	Exercisable	Price
2,689,902	2.95	$1.77	2,689,902	$1.77
220,000	4.25	2.36	220,000	2.36
216,216	4.13	3.47	216,216	3.47
18,822,272	3.59	4.50	18,822,272	3.59
21,948,390	3.56	$4.13	21,948,390	$4.13

There were warrants outstanding at June 30, 2025 totaling 21,948,390 shares with an aggregate intrinsic value of $38,545,413.

Earnout Liability

See Note 12 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $55,668 and $50,696 of contributions during the three months ended June 30, 2025 and 2024, respectively. The Company expensed $106,646 and $100,798 of contributions during the six months ended June 30, 2025 and 2024, respectively.

8. Related Party Transactions

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of June 30, 2025. The outstanding advances as of June  December 31, 2024 were non-interest bearing and the Company paid the balance off as of June 30, 2025.

9. Commitments, Contingencies and Legal Proceedings

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently not a party to any pending legal proceedings that is not ordinary routine litigation incidental to its business.

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

On July 13, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started October 1, 2023. The monthly payment is 25,000 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on July 31, 2024 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027, which the Company expects to exercise.

On February 1, 2025, the Company entered into an office lease in Mooresville, North Carolina. The Company leases 5,240 square feet and the net monthly payment is $9,105. The lease expires January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

The Company has entered into operating leases for office and development facilities for three to four years and may include an option to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2025 and December 31, 2024, total operating lease liabilities were $1,067,331 and $943,703, respectively. Right of use assets was $1,006,359 and $882,024 at June 30, 2025 and December 31, 2024, respectively. Current lease liabilities were $416,583 and $305,178 at June 30, 2025 and December 31, 2024, respectively. In the three months ended June 30, 2025 and 2024, the Company recognized $115,742 and $128,124 in total lease costs for the leases, respectively. In the six months ended June 30, 2025 and 2024, the Company recognized $218,159 and $227,067 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was twenty nine months at June 30, 2025 and the weighted average discount rate was 7%.

The minimum future lease payments as of June 30, 2025 are as follows:

Years Ended June 30,
2026	$475,382
2027	489,670
2028	200,489
Total remaining payments	1,165,541
Less imputed interest	(98,210)
Total lease liability	$1,067,331

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the six months ended June 30, 2025 and 2024.

The Company’s effective tax rate was 0% for the six months ended June 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory tax rate for the six months ended June 30, 2025 and 2024 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of June 30, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of June 30, 2025 and December 31, 2024:

June 30, 2025
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,110	$4.50	December 21, 2028	$32,128,769
Private Warrants	515,000	$4.50	December 21, 2028	$1,024,850

December 31, 2024
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,158,410	$4.50	December 21, 2028	$33,124,868
Private Warrants	515,000	$4.50	December 21, 2028	$1,055,750

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

As of June 30, 2025, the estimated fair value of the earnout liability decreased to $15,500,664 primarily due to the common stock issued to settle approximately $5.3 million of earnout liability that was previously achieved plus the decrease in the Company’s share price, which resulted in a gain due to the change in fair value of the earnout liability during the six months ended June 30, 2025 of approximately $2.5 million  and is recorded on the consolidated statements of operations and comprehensive income (loss).

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

13. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$524,761	$-	$14,975,903	$15,500,664
Warrant liability (Public Warrants)	32,128,769	-	-	32,128,769
Warrant liability (Private Warrants)	-	1,024,850	-	1,024,850
Total liabilities measured at fair value	$32,653,530	$1,024,850	$14,975,903	$48,654,283

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	June 30, 2025	06/30/24
Stock price	$5.89	$3.59
Risk-free interest rate	3.71%	4.33%
Expected term (in years)	3.5	4.5
Expected volatility	60.7%	62.9%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on June 30, 2025.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2025 and 2024.

14. Earnings per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	June 30, 2025		June 30, 2024
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income (loss)	$(23,757,051)	$(49,066)	$18,461,995	$(13,502,474)
Less: interest expense and remeasurement of convertible debt	-	-	(1,005,611)	-
Net income (loss) - Diluted	(23,757,051)	(49,066)	17,456,384	(13,502,474)
Weighted average shares outstanding-
Basic	31,873,639	31,789,346	23,220,709	23,059,598
Add: dilutive effect of stock options, SARs, vested earnout shares and Airship warrants	-	-	7,051,519	-
Diluted	31,873,639	31,789,346	30,272,228	23,059,598

Income (loss) per share-
Basic	$(0.75)	$(0.00)	$0.80	$(0.59)
Diluted	$(0.75)	$(0.00)	$0.58	$(0.59)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	June 30, 2025	June 30, 2024
Public Warrants	16,145,210	16,159,012
Private Warrants	515,000	515,000
Warrants	2,162,162	-
Outstanding stock options	-	300,000
	18,822,372	16,974,012

The 3,750,000 remaining unvested earnout shares as of June 30, 2025 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

15. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2025, there were no material transactions that occurred that would require recognition or disclosure in the financial statements.

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

Our AI modelling process starts with pre-trained AI models from our technology ecosystem partners which we then customize using proprietary datasets tailored towards our customers’ unique workflow requirements. Where customers have pre-existing AI models or engines, we integrate those models or engines into our edge platform allowing customers to leverage proprietary models within the Airship AI software ecosystem.

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

	Liability as of	Liability as of
	June 30, 2025	December 31, 2024

Earnout liability	$15,500,664	$23,304,808
Warrant liability (Public Warrants)	32,128,769	33,124,868
Warrant liability (Private Warrants)	1,024,850	1,055,750
Total liabilities measured at fair value	$48,654,283	$57,485,426

Private Placement and Public Warrants in Connection with Merger

At the merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2025, there were 515,000 private placement warrants and 16,145,110 public warrants outstanding.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2025 and 2024.

(dollars in thousands)

	Three Months Ended June 30,
	2025	2024	$ Variance	% Variance

Net revenues	$2,147	$6,401	$(4,254)	-66.5%
Cost of net revenues	614	1,895	1,281	67.6%
Gross profit	1,533	4,506	(2,973)	-66.0%
Research and development expenses	741	703	(38)	-5.4%
Selling, general and administrative expenses	2,814	2,827	13	0.5%
Total operating expenses	3,555	3,530	(25)	-0.7%
Operating loss	(2,022)	976	(2,998)	-307.2%
Other income (expense):
(Loss) gain from change in fair value of earnout liability	(7,302)	14,877	(22,179)	-149.1%
(Loss) gain change in fair value of warrant liability	(14,494)	1,542	(16,036)	-1039.9%
Gain from change in fair value of convertible debt	-	1,527	(1,527)	-100.0%
Interest income (expense), net	61	(421)	482	114.5%
Other expense	-	(39)	39	100.0%
Total (other expense) income, net	(21,735)	17,486	(39,221)	-224.3%
(Loss) income before income taxes	(23,757)	18,462	(42,219)	-228.7%
Provision for income taxes	-	-	-	-
Net (loss) income	$(23,757)	$18,462	$(42,219)	-228.7%

Net Revenues — Net revenues for the three months ended June 30, 2025 decreased $4,254,000 to $2,147,000 as compared to $6,401,000 for the three months ended June 30, 2024, as a result of purchase orders from various federal government agency customers totaling over $13 million which we primarily shipped in the three months ended June 30, 2024.

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

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended June 30, 2025, cost of sales decreased $1,281,000 to $614,000 as compared to $1,895,000 for the three months ended June 30, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the three months ended June 30, 2025.

Research and Development Expenses — Research and development expenses for the three months ended June 30, 2025 increased $38,000 to $741,000 as compared to $703,000 for the three months ended June 30, 2024. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended June 30, 2025 decreased $13,000 to $2,814,000.

Other (Expense) Income — Other expense for the three months ended June 30, 2025 was $21,735,000 as compared to other income of $17,486,000 for the three months ended June 30, 2024. Other expense for the three months ended June 30, 2025 consisted of (i) loss from change in fair value of earnout liability of $7,302,000; (ii) loss from change in fair value of warrant liability of $14,494,000;  and (iii) other income of $61,000. The loss from change in fair value of various financial instruments was primarily the result of an increase in our stock price.

Other income for the three months ended June 30, 2024 consisted of (i) gain from change in fair value of warrant liability of $1,542,000; (ii) gain from change in fair value of earnout liability of $14,877,000; (iii) gain from change in fair value of convertible debt of $1,527,000; and offset by (iv) interest expense $421,000; and (v) other expense of $39,000.

Net (Loss) Income — Net loss for the three months ended June 30, 2025 was $23,757,000 as compared to a net income of $18,462,000 for the three months ended June 30, 2024. The net loss primarily related to noncash expenses of $22,264,000. Noncash items included (i) loss from change in warrant liability of $14,494,000; (ii) loss from change in earnout liability of $7,301,000; (iii) stock based compensation of $372,000; and (iv) net amortization of operating lease right of use asset of $97,000.

The net income for the three months ended June 30, 2024 primarily related to noncash items of $16,894,000. Noncash items included (i) stock based compensation of $262,000; (ii) net amortization of operating lease right of use asset of $71,000; (iii) issuance of common stock for services of $198,000; (iv) noncash interest expense of $521,000; (v) gain from change in warrant liability of $1,542,000; (vi) gain from change in earnout liability of $14,877,000; and (vii) gain from change in fair value of convertible note of $1,527,000.

The following table sets forth key components of our results of operations during the six months ended June 30, 2025 and 2024.

(dollars in thousands)

	Six Months Ended June 30,
	2025	2024	$ Variance	% Variance

Net revenues	$7,650	$16,976	$(9,326)	-54.9%
Cost of net revenues	3,882	9,842	5,960	60.6%
Gross profit	3,768	7,134	(3,366)	-47.2%
Research and development expenses	1,460	1,398	(62)	-4.4%
Selling, general and administrative expenses	6,044	6,162	118	1.9%
Total operating expenses	7,504	7,560	56	0.7%
Operating loss	(3,736)	(426)	(3,310)	-777.0%
Other income (expense):
Gain (loss) from change in fair value of earnout liability	2,522	(6,608)	9,130	138.2%
Gain (loss) change in fair value of warrant liability	1,027	(5,305)	6,332	119.4%
Loss from change in fair value of convertible debt	-	(512)	512	100.0%
Loss on note conversion	-	(159)	159	100.0%
Interest income (expense), net	138	(453)	591	130.5%
Other expense	-	(39)	39	100.0%
Total income (other expense), net	3,687	(13,076)	16,763	128.2%
(Loss) income before income taxes	(49)	(13,502)	13,453	99.6%
Provision for income taxes	-	-	-	-
Net (loss)	$(49)	$(13,502)	$13,453	99.6%

Net Revenues — Net revenues for the six months ended June 30, 2025 decreased $9,326,000 to $7,650,000 as compared to $16,976,000 for the six months ended June 30, 2024, as a result of purchase orders from various federal government agency customers totaling over $13 million which we primarily shipped in the six months ended June 30, 2024.

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

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the six months ended June 30, 2025, cost of sales decreased $5,960,000 to $3,882,000 as compared to $9,842,000 for the six months ended June 30, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the six months ended June 30, 2025.

Research and Development Expenses — Research and development expenses for the six months ended June 30, 2025 increased $62,000 to $1,460,000 as compared to $1,398,000 for the six months ended June 30, 2024. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2025 decreased $118,000 to $6,044,000 as compared to $6,162,000 for the six months ended June 30, 2024.

Other Income (Expense) — Other income for the six months ended June 30, 2025 was $3,687,000 as compared to other expense of $13,076,000 for the six months ended June 30, 2024. Other income for the six months ended June 30, 2025 consisted of (i) gain from change in fair value of earnout liability of $2,522,000; (ii) gain from change in fair value of warrant liability of $1,027,000; and (iii) other income of $138,000. The gain from change in fair value of various financial instruments was primarily the result of an increase in our stock price.

Other expense for the six months ended June 30, 2024 consisted of (i) loss from change in fair value of warrant liability of $5,305,000; (ii) loss from change in fair value of earnout liability of $6,608,000; (iii) loss from change in fair value of convertible debt of $512,000; (iv) loss on note conversion of $159,000; (v) interest expense of $453,000; and (vi) other interest of $39,000.

Net (Loss) Income — Net loss for the six months ended June 30, 2025 was $49,000 as compared to a net loss of $13,502,000 for the six months ended June 30, 2024. The net income primarily related to noncash items of $2,569,000. Noncash items included (i) gain from change in warrant liability of $1,027,000; (ii) gain from change in earnout liability of 2,522,000; and offset by (iii) stock based compensation of $800,000; and (ix) net amortization of operating lease right of use asset of $180,000.

The net loss for the six months ended June 30, 2024 primarily related to noncash items of $13,987,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $531,000; (iii) net amortization of operating lease right of use asset of $151,000; (iv) issuance of common stock for services of $198,000; (v) noncash interest expense of $521,000; (vi) loss from change in warrant liability of $5,305,000; (vii) loss from change in earnout liability of $6,608,000; (viii) loss from change in fair value of convertible note of $512,000; and (ix) loss on note conversions of $159,000.

Liquidity and Capital Resources as of June 30, 2025 and 2024

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $75.0 million as of June 30, 2025. In September 2024, we closed an $8.0 million public offering with approximately $7.3 million in net proceeds. In December 2024, we received net proceeds of approximately $7.4 million from the exercise of warrants related to an inducement offer agreement. We formally evaluated our liquidity and cash position in August 2025 when preparing the June 30, 2025 Form 10-Q consolidated financial statements. During this process, we analyzed our cash requirements and operations at least through August 2026 and determined that, based upon our current available cash and operations, we have no substantial doubt about our ability to continue as a going concern. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of our near and long-term future capital requirements that will depend on many factors.

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $3,919,000. This amount was primarily related to (i) net loss of $49,000; (ii) net working capital reductions of $1,301,000 (including a $606,000 reduction in deferred revenues); and offset by (iii) noncash items of $2,569,000. Noncash items included (iv) gain from change in warrant liability of $1,027,000; (v) gain from change in earnout liability of 2,522,000; and offset by (vi) stock based compensation of $800,000; and (vii) net amortization of operating lease right of use asset of $180,000.

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

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $1,182,000 and consisted of (i) repayment of advances by founders of $1,300,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $58,000.

Net cash provided by financing activities for the six months ended June 30, 2024 was $1,240,000 and consisted of (i) proceeds from warrant exercise of $293,000; (ii) advances from founders of $800,000; and (iii) proceeds from stock option exercises of $147,000.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,165,541	$475,382	$489,670	$200,489

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the six months ended June 30, 2025 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

During the three months ended June 30, 2025, we issued no unregistered equity securities.

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

Date: August 5, 2025
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

