Form 10-Q
period 2025-09-30
Airship AI Holdings, Inc.
filed 2025-11-14
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

As of November 14, 2025, there were a total of 34,175,563 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$5,755,661	$11,414,830
Accounts receivable, net of allowance for credit losses of $0	1,247,321	1,226,757
Prepaid expenses and other	31,431	17,883
Total current assets	7,034,413	12,659,470

OTHER ASSETS
Other assets	160,528	165,960
Operating lease right of use asset	908,029	882,024

TOTAL ASSETS	$8,102,970	$13,707,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$339,468	$759,480
Advances from founders	-	1,300,000
Accrued expenses	45,819	51,649
Current portion of operating lease liability	427,498	305,178
Deferred revenue- current portion	4,652,485	3,238,483
Total current liabilities	5,465,270	5,654,790

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	539,375	638,525
Warrant liability	27,822,380	34,180,618
Earnout liability	11,607,790	23,304,808
Deferred revenue- non-current	2,749,263	2,951,850
Total liabilities	48,184,078	66,730,591

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 32,013,300 and 30,588,413 shares issued and outstanding as of September 30, 2025 and December 31, 2024	3,198	3,056
Additional paid in capital	28,507,356	21,918,867
Accumulated deficit	(68,580,783)	(74,941,590)
Accumulated other comprehensive loss	(10,879)	(3,470)
Total stockholders' deficit	(40,081,108)	(53,023,137)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,102,970	$13,707,454

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES:
Product	$218,568	$1,730,521	$4,989,261	$16,525,515
Post contract support	956,042	1,137,128	3,784,989	3,318,180
Other services	2,840	-	53,118	-
	1,177,450	2,867,649	8,827,368	19,843,695
COST OF NET REVENUES:
Cost of Sales	203,182	285,448	3,406,130	9,381,244
Post contract support	337,001	428,820	1,000,109	1,174,737
Other services	33,431	-	49,772	-
	573,614	714,268	4,456,011	10,555,981
GROSS PROFIT	603,836	2,153,381	4,371,357	9,287,714
RESEARCH AND DEVELOPMENT EXPENSES	753,229	1,073,735	2,213,182	2,471,872
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,717,388	2,667,130	8,761,194	8,829,544
TOTAL OPERATING EXPENSES	3,470,617	3,740,865	10,974,376	11,301,416
OPERATING LOSS	(2,866,781)	(1,587,484)	(6,603,019)	(2,013,702)
OTHER INCOME (EXPENSE) :
Gain (loss) from change in fair value of earnout liability	3,892,874	5,511,961	6,414,894	(1,095,962)
Gain (loss) from change in fair value of warrant liability	5,331,239	2,471,186	6,358,238	(2,833,558)
Gain (loss) from change in fair value of convertible debt	-	370,548	-	(141,636)
Loss on note conversion	-	(434,797)	-	(593,591)
Interest income (expense), net	52,541	(133,824)	190,694	(587,149)
Other expense	-	16,366	-	(22,922)
Total other income (expense), net	9,276,654	7,801,440	12,963,826	(5,274,818)

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	6,409,873	6,213,956	6,360,807	(7,288,520)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	6,409,873	6,213,956	6,360,807	(7,288,520)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency income (loss), net	-	354	(7,409)	9,338

TOTAL COMPREHENSIVE INCOME (LOSS)	$6,409,873	$6,214,310	$6,353,398	$(7,279,182)

NET INCOME (LOSS) PER SHARE:
Basic	$0.20	$0.25	$0.20	$(0.31)
Diluted	$0.15	$0.17	$0.15	$(0.31)

Weighted average shares of common stock outstanding
Basic	31,970,364	24,696,425	31,850,348	23,609,189
Diluted	41,972,357	35,445,694	41,672,396	23,609,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common	Common	Additional		Other	Total
	Stock	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
		$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2024	22,812,048	$2,281	$-	$(17,476,700)	$(12,808)	$(17,487,227)
Stock-based compensation	-	-	268,989	-	-	268,989
Issuance of common stock for prior period services	15,000	-	-	-	-	-
Issuance of common stock for conversion of debt	169,204	17	835,593	-	-	835,610
Issuance of common stock for exercise of warrants	162,867	16	293,233	-	-	293,249
Foreign currency translation gain	-	-	-	-	3,239	3,239
Net loss	-	-	-	(31,964,469)	-	(31,964,469)
Balance as of March 31, 2024	23,159,119	2,314	1,397,815	(49,441,169)	(9,569)	(48,050,609)
Stock-based compensation	-	-	261,636	-	-	261,636
Issuance of common stock for services	50,000	5	198,495	-	-	198,500
Issuance of common stock for exercise of warrants	100	-	800	-	-	800
Issuance of common stock for stock options exercise	294,448	29	146,943	-	-	146,972
Issuance of common stock for debt interest payment	232,360	23	1,008,400	-	-	1,008,423
Foreign currency translation gain	-	-	-	-	5,745	5,745
Net income	-	-	-	18,461,995	-	18,461,995
Balance as of June 30, 2024	23,736,027	2,372	3,014,089	(30,979,174)	(3,824)	(27,966,537)
Stock-based compensation	-	-	273,170	-	-	273,170
Stock based compensation- warrants	-	-	284,478	-	-	284,478
Issuance of common stock for stock options exercise	30,000	3	49,197	-	-	49,200
Issuance of common stock for conversion of debt	305,961	30	934,766	-	-	934,796
Issuance of common stock and warrants for offering, net	2,882,883	288	7,289,712	-	-	7,290,000
Foreign currency translation gain	-	-	-	-	354	354
Net income	-	-	-	6,213,956	-	6,213,956
	26,954,871	$2,693	$11,845,412	$(24,765,218)	$(3,470)	$(12,920,583)
Balance as of January 1, 2025	30,588,413	3,056	21,918,867	(74,941,590)	(3,470)	(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)
Stock-based compensation	-	-	372,139	-	-	372,139
Issuance of common stock for exercise of warrants	100	-	450	-	-	450
Issuance of common stock for stock options exercise	64,525	6	14,615	-	-	14,621
Net loss	-	-	-	(23,757,051)	-	(23,757,051)
Balance as of June 30, 2025	31,909,096	$3,188	$28,118,957	$(74,990,656)	$(10,879)	$(46,879,390)
Stock-based compensation	-	-	355,420	-	-	355,420
Issuance of common stock for exercise of warrants	2	-	-	-	-	-
Issuance of common stock for stock options exercise	104,202	10	32,979	-	-	32,989
Net income	-	-	-	6,409,873	-	6,409,873
Balance as of September 30, 2025	32,013,300	$3,198	$28,507,356	$(68,580,783)	$(10,879)	$(40,081,108)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,360,807	$(7,288,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	1,861
Stock-based compensation	1,155,845	1,088,275
Amortization of operating lease right of use asset	278,334	174,914
Issuance of common stock for services	-	198,500
Noncash interest expense	-	520,758
(Gain) loss from change in fair value of warrant liability	(6,358,238)	2,833,558
(Gain) loss from change in fair value of earnout liability	(6,414,894)	1,095,962
Loss from change in fair value of convertible note	-	141,636
Loss on note conversion	-	593,591
Changes in operating assets and liabilities:
Accounts receivable	(20,564)	527,042
Prepaid expenses and other	(13,548)	132,512
Other assets	5,432	26,901
Operating lease liability	(281,169)	(132,525)
Payroll and income tax receivable	-	7,230
Accounts payable - trade and accrued expenses	(425,841)	(2,261,087)
Deferred revenue	1,211,415	(2,058,893)
NET CASH USED IN OPERATING ACTIVITIES	(4,502,421)	(4,398,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for offering, net	-	7,290,000
Proceeds from warrant exercise, net	59,850	294,049
Repayment of advances from founders	(1,300,000)	-
Proceeds from stock option exercises	90,811	196,173

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,149,339)	7,780,222

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,651,760)	3,381,937

Effect from exchange rate on cash	(7,409)	9,338

CASH AND CASH EQUIVALENTS, beginning of period	11,414,830	3,124,413

CASH AND CASH EQUIVALENTS, end of period	$5,755,661	$6,515,688

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$2,410

Noncash investing and financing
Issuance of common stock for debt conversion	$-	$1,770,340
Issuance of common stock for debt interest payment	$-	$487,642
Issuance of common stock for earnout shares	$5,282,125	$-
Recognition of operating right-of-use asset	$304,339	$-
Recognition of operating lease liability	$304,339	$-

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

	Liability as of	Liability as of
	September 30, 2025	December 31, 2024

Earnout liability	$11,607,790	$23,304,808
Warrant liability (Public Warrants)	26,962,330	33,124,868
Warrant liability (Private Warrants)	860,050	1,055,750
Total liabilities measured at fair value	$39,430,170	$57,485,426

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

The Company employed fifty six employees as of September 30, 2025. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed nine research and development personnel in Taiwan as of September 30, 2025.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the three and nine months ended September 30, 2025 and 2024, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of September 30, 2025 and December 31, 2024.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended September 30, 2025 and 2024, the Company recognized revenue of $230,991 and $95,120, respectively, related to one-year support contracts. For the three months ended September 30, 2025 and 2024, the Company recognized revenue of $725,051 and $1,042,008, respectively, related to multi-year support contracts. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $902,257 and $234,717, respectively, related to one-year support contracts. For the nine months ended September 30, 2025 and 2024, the Company recognized revenue of $2,882,732 and $3,083,464, respectively, related to multi-year support contracts.

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

The Company sells its products primarily through a direct sales force. The Company considers revenue to be earned when all of the following criteria are met:

☐	The Company has a contract with a customer that creates enforceable rights and obligations,

☐	Promised performance obligations are identified,

☐	The transaction price, or the amount the Company expects to receive, is determinable

☐	The transaction price is allocated to multiple performance obligations, and

☐	The Company has satisfied the performance obligations to the customer.

Transfer of control is evidenced upon passage of title and risk of loss to the customer unless the Company is required to provide additional services.

The Company’s short-term and long-term deferred revenue balances totaled $4,652,485 and $2,749,263 as of September 30, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. Of the deferred revenue balance of $6,190,333 as of January 1, 2025, the Company recognized $727,659 and $2,580,131 during the three and nine months ended September 30, 2025. Of the deferred revenue balance of $8,970,780 as of January 1, 2024, the Company recognized $933,675 and $3,061,613 during the three and nine months ended September 30, 2024.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of September 30, 2025 and December 31, 2024, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of September 30, 2025, December 31, 2024 and January 1, 2024 were $1,247,321, $1,226,757 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the nine months ended September 30, 2025, the Company had revenue from eighty nine customers and two customers represented 68% of total revenue. The primary reason for the high level of customer concentration for the nine months ended September 30, 2025 was due to reliance on these two customers for the nine months ended September 30, 2025. As of September 30, 2025, one customer represents approximately 73% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

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

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of September 30, 2025 and December 31, 2024, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three and nine months ended September 30, 2025 and 2024.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants have considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $753,229 and $1,073,735 for the three months ended September 30, 2025 and 2024, respectively, on development activities. The Company incurred research and development expenses of $2,213,182 and $2,471,872 for the nine months ended September 30, 2025 and 2024, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of September 30, 2025 and December 31, 2024.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended September 30, 2025 and 2024 were $27,002 and $41,107, respectively. Advertising and marketing costs for the nine months ended September 30, 2025 and 2024 were $251,918 and $130,428, respectively.

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

The Company initially recorded its senior secured convertible promissory notes, earnout liability (unvested earnout shares), and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The senior secured convertible promissory notes were converted to equity during the year ended December 31, 2024. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of September 30, 2025, there were 515,000 private placement warrants and 16,145,108 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000.  During the nine months ended September 30, 2025 and 2024, the Company stock-based compensation expense for the vesting of earnout shares was $401,283. As of September 30, 2025, unrecognized compensation cost related to unvested earnout shares totaled $1,738,897. The weighted average period over which this remaining compensation cost is expected to be recognized is 3.25 years.

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

Comprehensive (Loss) Gain

Comprehensive (Loss) Gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive gain of $0 and $354, respectively, related to foreign exchange translation for the three months ended September 30, 2025 and 2024, respectively. There was other comprehensive loss of $7,409 and a gain of $9,338 related foreign exchange translation for the nine months ended September 30, 2025 and 2024, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In November 2025, the Company analyzed its cash requirements and operations at least through November 2026 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the three and nine months ended September 30, 2025 and 2024 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the nine months ended September 30, 2024 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 14—Earnings per share.

Reportable Segments

The Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Chief Executive Officer, Chief Financial Officer and President are the Company’s CODM. The CODM monitors the revenue and expense components of the various products and services the Company offers, but operations are managed and financial performance is evaluated on a corporation-wide basis in comparison to a business plan which is developed each year. Accordingly, all operations are considered by the CODM to be one operating segment and one reportable segment as contained in the Consolidated Statements of Operations and Comprehensive Income (Loss) to the consolidated financial statements. The CODM uses consolidated net income (loss) as its required measure of segment profit/loss, as such measure is determined in accordance with the measurement principles most consistent with the consolidated financial statements.

Recent Accounting Pronouncements

All recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Advances due to and from Founders

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu (founders and officers) advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of September 30, 2025. The outstanding advances as of December 31, 2024 were non-interest bearing and the Company paid the balance off as of September 30, 2025.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended September 30, 2025 and 2024 consisted of approximately $0.2 million and $1.7 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s net revenues for the nine months ended September 30, 2025 and 2024 consisted of approximately $5.0 million and $16.5 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time.

The Company’s remaining net revenue for the three months ended September 30, 2025 and 2024 of approximately $1.0 million and $1.1 million, respectively relates to PCS revenue and other services which are transferred over time. The Company’s remaining net revenue for the nine months ended September 30, 2025 and 2024 of approximately $3.8 million and $3.3 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of September 30, 2025 and December 31, 2024, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $4,652,485 and $2,749,263 as of September 30, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024.

Remaining Performance Obligations

As of September 30, 2025 and December 31, 2024, the Company had approximately $7.4 million and $6.2 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 16% of its remaining performance obligations as revenue in fiscal 2025 and the remaining 84% in fiscal 2026 and years thereafter.

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

During the nine months ended September 30, 2024, the Company recorded an unrealized loss due to the increase in the fair value of the convertible notes payable totaling $141,636 .

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

Common Stock

As of September 30, 2025 and December 31, 2024, there were 32,013,300 and 30,588,413 shares of common stock outstanding, respectively.

Nine months Ended September 30, 2025

During the nine months ended September 30, 2025, the Company had the following issuances of equity securities:

As of September 30, 2024, the Company determined the First Operating Performance Milestone of the earnout shares was achieved resulting in the vesting of 1,250,000 shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025.

During the nine months ended September 30, 2025, investors exercised warrants for 13,302 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,850.

During the nine months ended September 30, 2025, the Company issued an aggregate of 250,679 shares of common stock and received $90,811 upon the exercise of stock options at exercise prices ranging from $0.12 to $2.95  per share.

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

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the 2023 Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 3,240,949 as of September 30, 2025. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award requisite service period.

The Company had the following stock option activity during the nine months ended September 30, 2025:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2025	5,527,559	$1.04
Granted	825,000	3.75
Exercised	(250,679)	(0.36)
Forfeited	(107,500)	(2.95)
Outstanding as of September 30, 2025	5,994,380	$1.40

During the nine months ended September 30, 2025, the Company granted stock options to nine employees and directors to purchase an aggregate of 825,000 shares of common stock with an exercise price of $3.75 and which vest primarily quarterly over four years and expire during 2035.

During the nine months ended September 30, 2025, the Company issued an aggregate of 250,679 shares of common stock and received $90,811 upon the exercise of stock options at exercise prices ranging from $0.12 to $2.95  per share.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2025:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,247,033	3.29	$0.12	2,247,033	$0.12	3.29
0.57	879,011	2.54	0.57	879,011	0.57	2.54
1.49-1.65	1,086,086	6.48	1.64	685,447	1.64	6.48
2.86-2.95	957,250	9.01	2.90	255,057	2.90	9.01
3.27-4.47	825,000	9.64	3.75	188,124	3.75	9.64
	5,994,380	5.55	$1.40	4,254,672	$0.78	5.55

There were 5,994,380 options to purchase common stock at an average exercise price of $1.40 per share outstanding as of September 30, 2025 under the 2023 Plan. The Company recorded $221,659 and $139,409 of compensation expense, net of related tax effects, relative to stock options for the three months ended September 30, 2025 and 2024, respectively, in accordance with ASC 718. The Company recorded $765,764 and $420,824 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2025 and 2024, respectively, in accordance with ASC 718.

As of September 30, 2025, there were $2,879,281 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the three months ended September 30, 2025:

Assumptions	9/30/2025
Estimated stock price	$4.34
Exercise price	$4.25
Dividend yield	0%
Expected life	4 years
Expected volatility	60.7%
Risk free interest rate	3.64%

There were stock incentive plan awards outstanding at September 30, 2025 totaling 5,994,380 shares with an aggregate intrinsic value of $22,572,097.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SARs”) after the Merger.

As of September 30, 2025 and December 31, 2024, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the three months ended September 30, 2025 or the year ended December 31, 2024.

Warrants to Purchase Common Stock

See Note 11 for public and private placement warrants assumed after the merger.

The Company had the following warrant activity during the nine months ended September 30, 2025:

During the nine months ended September 30, 2025, investors exercised warrants for 13,302  shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $59,850.

Warrant activity for the nine months ended September 30, 2025 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2025	21,961,690	$4.13
Issued	-	-
Exercised	(13,302)	(4.50)
Forfeited	-	-
Outstanding at September 30, 2025	21,948,388	$4.13

A summary of the warrants outstanding as of September 30, 2025 were as follows:

	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life ( In Years)	Price	Exercisable	Price
2,689,902	2.70	$1.77	2,689,902	$1.77
220,000	4.00	2.36	220,000	2.36
216,216	3.87	3.47	216,216	3.47
18,822,270	3.34	4.50	18,822,270	3.34
21,948,388	3.31	$4.13	21,948,388	$4.13

There were warrants outstanding at September 30, 2025 totaling 21,948,388 shares with an aggregate intrinsic value of $22,742,571.

Earnout Liability

See Note 12 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $27,354 and $52,456 of contributions during the three months ended September 30, 2025 and 2024, respectively. The Company expensed $134,000 and $153,254 of contributions during the nine months ended September 30, 2025 and 2024, respectively.

8. Related Party Transactions

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of September 30, 2025. The outstanding advances as of  December 31, 2024 were non-interest bearing and the Company paid the balance off as of September 30, 2025.

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

The Company has entered into operating leases for office and development facilities for three to four years and may include an option to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2025 and December 31, 2024, total operating lease liabilities were $966,873 and $943,703, respectively. Right of use assets was $908,029 and $882,024 at September 30, 2025 and December 31, 2024, respectively. Current lease liabilities were $427,498 and $305,178 at September 30, 2025 and December 31, 2024, respectively. In the three months ended September 30, 2025 and 2024, the Company recognized $115,742 and $88,428 in total lease costs for the leases, respectively. In the nine months ended September 30, 2025 and 2024, the Company recognized $333,902 and $265,283 in total lease costs for the leases, respectively. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was twenty nine months at September 30, 2025 and the weighted average discount rate was 7%.

The minimum future lease payments as of September 30, 2025 are as follows:

Years Ended September 30,
2026	$478,922
2027	493,302
2028	75,448
Total remaining payments	1,047,672
Less imputed interest	(80,799)
Total lease liability	$966,873

10. Income Taxes

The Company recorded a provision for income taxes of $0 for the nine months ended September 30, 2025 and 2024.

The Company’s effective tax rate was 0% for the nine months ended September 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2025 and 2024 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of September 30, 2025 and December 31, 2024, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and experimentation expenditures, various modifications to the international tax framework, and updates to executive compensation aggregation rules under Section 162(m) of the Internal Revenue Code. The Company evaluated the impact of the OBBB Act on its tax provision, valuation allowance, and uncertain tax positions. The OBBB Act did not have a material impact on the Company’s financial statements. The Company maintains a full valuation allowance, and any change in net deferred tax assets from the OBBB Act would be accompanied by a corresponding adjustment to the valuation allowance.

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

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of September 30, 2025 and December 31, 2024:

	September 30, 2025
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,108	$4.50	December 21, 2028	$26,962,330
Private Warrants	515,000	$4.50	December 21, 2028	$860,050

	December 31, 2024
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,158,410	$4.50	December 21, 2028	$33,124,868
Private Warrants	515,000	$4.50	December 21, 2028	$1,055,750

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

As of September 30, 2025, the estimated fair value of the earnout liability decreased to $11,607,790 primarily due to the common stock issued to settle approximately $5.3 million of earnout liability that was previously achieved plus the decrease in the Company’s share price, which resulted in a gain due to the change in fair value of the earnout liability during the nine months ended September 30, 2025 of approximately $6.4 million and is recorded on the consolidated statements of operations and comprehensive income (loss).

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

13. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$460,614	$-	$11,147,176	$11,607,790
Warrant liability (Public Warrants)	26,962,330	-	-	26,962,330
Warrant liability (Private Warrants)	-	860,050	-	860,050
Total liabilities measured at fair value	$27,422,944	$860,050	$11,147,176	$39,430,170

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	September 30, 2025	December 31, 2024
Stock price	$5.17	$6.26
Risk-free interest rate	3.63%	4.33%
Expected term (in years)	3.3	4
Expected volatility	61.2%	57.1%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on September 30, 2025.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2025 and 2024.

14. Earnings per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	September 30, 2025		September 30, 2024
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income (loss)	$6,409,873	6,360,807	$6,213,956	(7,288,520)
Less: interest expense and remeasurement of convertible debt	-	-	(236,724)	-
Net income (loss) - Diluted	6,409,873	6,360,807	5,977,232	(7,288,520)
Weighted average shares outstanding-
Basic	31,970,364	31,850,348	24,696,425	23,609,189
Add: dilutive effect of stock options, SARs, vested earnout shares and Airship warrants	10,001,993	9,822,048	10,749,269	-
Diluted	41,972,357	41,672,396	35,445,694	23,609,189

Income (loss) per share-
Basic	$0.20	$0.20	$0.25	$(0.31)
Diluted	$0.15	$0.15	$0.17	$(0.31)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	September 30, 2025	September 30, 2024
Public Warrants	-	16,159,012
Private Warrants	-	515,000
Warrants	-	216,216
Outstanding stock options	-	525,000
	-	17,415,228

The 3,750,000 remaining unvested earnout shares as of September 30, 2025 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

15. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2025, there were no material transactions that occurred that would require recognition or disclosure in the financial statements.

Backlog

Backlog as of October 6, 2025 was approximately $11 million, representing firm fixed price contracts awarded in the third quarter of 2025 that will be shipped and invoiced through the remainder of calendar year 2025 and early 2026.

Warrant Exercise

On October 8, 2025, the Company entered into warrant exercise inducement offer letter with the holder of its existing common stock warrants exercisable for an aggregate of 2,162,162 shares of its common stock  to exercise its existing warrants at the existing exercise price of $4.50 per share, in exchange for the Company’s agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. The Company intends to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

The shares of common stock issuable upon exercise of the existing warrants are registered for issuance pursuant to a registration statement on Form S-3 (File No. 333-284462), which was declared effective by the SEC on January 31, 2025.

In consideration for the immediate exercise of the existing warrants for cash, the holder received the inducement warrants in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The inducement warrants have an exercise price of $6.20 per share, are immediately exercisable and will be exercisable for five and one-half years from the date of issuance.

The inducement warrants and the shares of common stock underlying the inducement warrants offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, the Company filed a resale registration statement on Form S-3 with the SEC to register the resale of the shares of common stock underlying the inducement warrants.

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

Recent Developments

Backlog and Pipeline

Backlog as of October 6, 2025 was approximately $11 million, representing firm fixed price contracts awarded in the third quarter of 2025 that will be shipped and invoiced through the remainder of calendar year 2025 and early 2026.

Our total validated pipeline as of September 30, 2025 was $166 million, consisting of single and multi-year opportunities for AI- driven edge, video, and sensor and data management platform across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months.

Warrant Exercise

On October 8, 2025, we entered into warrant exercise inducement offer letter with the holder of its existing common stock warrants exercisable for an aggregate of 2,162,162 shares of its common stock  to exercise its existing warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. We intend to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

The shares of common stock issuable upon exercise of the existing warrants are registered for issuance pursuant to a registration statement on Form S-3 (File No. 333-284462), which was declared effective by the SEC on January 31, 2025.

In consideration for the immediate exercise of the existing warrants for cash, the holder received the inducement warrants in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The inducement warrants have an exercise price of $6.20 per share, are immediately exercisable and will be exercisable for five and one-half years from the date of issuance.

The inducement warrants and the shares of common stock underlying the inducement warrants offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, we have filed a resale registration statement on Form S-3 with the SEC to register the resale of the shares of common stock underlying the inducement warrants.

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

	Liability as of	Liability as of
	September 30, 2025	December 31, 2024

Earnout liability	$11,607,790	$23,304,808
Warrant liability (Public Warrants)	26,962,330	33,124,868
Warrant liability (Private Warrants)	860,050	1,055,750
Total liabilities measured at fair value	$39,430,170	$57,485,426

Private Placement and Public Warrants in Connection with Merger

At the merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, we further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2025, there were 515,000 private placement warrants and 16,145,108  public warrants outstanding.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended September 30, 2025 and 2024.

(dollars in thousands)

	Three Months Ended September 30,
	2025	2024	$ Variance	% Variance

Net revenues	$1,177	$2,868	$(1,691)	-59.0%
Cost of net revenues	574	714	140	19.6%
Gross profit	603	2,154	(1,551)	-72.0%
Research and development expenses	753	1,074	321	29.9%
Selling, general and administrative expenses	2,717	2,667	(50)	-1.9%
Total operating expenses	3,470	3,741	271	7.2%
Operating loss	(2,867)	(1,587)	(1,280)	-80.7%
Other income (expense):
Gain from change in fair value of earnout liability	3,893	5,512	(1,619)	-29.4%
Gain change in fair value of warrant liability	5,331	2,471	2,860	115.7%
Gain from change in fair value of convertible debt	-	371	(371)	-100.0%
Loss on note conversion	-	(435)	435	100.0%
Interest income (expense), net	53	(134)	187	139.6%
Other income	-	16	(16)	-100.0%
Total other income, net	9,277	7,801	1,476	18.9%
Income before income taxes	6,410	6,214	196	3.2%
Provision for income taxes	-	-	-	-
Net income	$6,410	$6,214	$196	3.2%

Net Revenues — Net revenues for the three months ended September 30, 2025 decreased $1,691,000 to $1,177,000 as compared to $2,868,000 for the three months ended September 30, 2024. On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for government projects. Disruptions in how the government agencies operate due to these policies are materially affecting our business.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended September 30, 2025, cost of sales decreased $140,000 to $574,000 as compared to $714,000 for the three months ended September 30, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the three months ended September 30, 2025.

Research and Development Expenses — Research and development expenses for the three months ended September 30, 2025 decreased $321,000 to $753,000 as compared to $1,074,000 for the three months ended September 30, 2024. The decrease was due to decreased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended September 30, 2025 increased $50,000 to $2,667,000.

Other Income (Expense) — Other income for the three months ended September 30, 2025 was $9,277,000 as compared to $7,801,000 for the three months ended September 30, 2024. Other income for the three months ended September 30, 2025 consisted of (i) gain from change in fair value of earnout liability of $3,893,000; (ii) gain from change in fair value of warrant liability of $5,331,000;  and (iii) other income of $53,000. The income from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Other income for the three months ended September 30, 2024 consisted of (i) gain from change in fair value of earnout liability of $5,512,000; (ii) gain from change in fair value of warrant liability of $2,471,000; (iii) gain from change in fair value of convertible debt of $371,000; (iv) other income of $16,000; offset by (v) loss on note conversion of $435,000; and (vi) interest expense of $134,000. The gain from change in fair value of various financial instruments was primarily the result of a lower stock price.

Net Income — Net income for the three months ended September 30, 2025 was $6,410,000 as compared to net income of $6,214,000 for the three months ended September 30, 2024. The net income primarily related to noncash income of $8,770,000. Noncash items included (i) gain from change in warrant liability of $5,331,000; (ii) gain from change in earnout liability of $3,893,000; (iii) stock based compensation of $356,000; and (iv) net amortization of operating lease right of use asset of $98,000.

Net income for the three months ended September 30, 2024 was $6,214,000. The net income is reduced by noncash items of $7,338,000, primarily the gain from the change in fair value of various financial instruments. Noncash items included (i) stock based compensation of $557,000; (ii) net amortization of operating lease right of use asset of $24,000; (iii) loss on note conversions of $434,000; offset by (iv) gain from change in fair value of warrant liability of $2,471,000; (v) gain from change in fair value of earnout liability of $5,571,000; and (vi) gain from change in fair value of convertible note of $370,000.

The following table sets forth key components of our results of operations during the nine months ended September 30, 2025 and 2024.

(dollars in thousands)

	Nine Months Ended September 30,
	2025	2024	$ Variance	% Variance

Net revenues	$8,827	$19,844	$(11,017)	-55.5%
Cost of net revenues	4,456	10,556	6,100	57.8%
Gross profit	4,371	9,288	(4,917)	-52.9%
Research and development expenses	2,213	2,472	259	10.5%
Selling, general and administrative expenses	8,761	8,830	69	0.8%
Total operating expenses	10,974	11,302	328	2.9%
Operating loss	(6,603)	(2,014)	(4,589)	-227.9%
Other income (expense):
Gain (loss) from change in fair value of earnout liability	6,415	(1,096)	7,511	685.3%
Gain (loss) change in fair value of warrant liability	6,358	(2,834)	9,192	324.3%
Loss from change in fair value of convertible debt	-	(142)	142	100.0%
Loss on note conversion	-	(593)	593	100.0%
Interest income (expense), net	191	(587)	778	132.5%
Other expense	-	(23)	23	100.0%
Total income (other expense), net	12,964	(5,275)	18,239	345.8%
Income (loss) before income taxes	6,361	(7,289)	13,650	187.3%
Provision for income taxes	-	-	-	-
Net income (loss)	$6,361	$(7,289)	$13,650	187.3%

Net Revenues — Net revenues for the nine months ended September 30, 2025 decreased $11,017,000 to $8,827,000 as compared to $19,844,000 for the nine months ended September 30, 2024, as a result of purchase orders from various federal government agency customers totaling over $13 million which we primarily shipped in the nine months ended September 30, 2024.

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

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the nine months ended September 30, 2025, cost of sales decreased $6,100,000 to $4,456,000 as compared to $10,556,000 for the nine months ended September 30, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the nine months ended September 30, 2025.

Research and Development Expenses — Research and development expenses for the nine months ended September 30, 2025 decreased $259,000 to $2,213,000 as compared to $2,472,000 for the nine months ended September 30, 2024. The decrease was due to decreased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $69,000 to $8,761,000 as compared to $8,830,000 for the nine months ended September 30, 2024.

Other Income (Expense) — Other income for the nine months ended September 30, 2025 was $12,964,000 as compared to other expense of $5,275,000 for the nine months ended September 30, 2024. Other income for the nine months ended September 30, 2025 consisted of (i) gain from change in fair value of earnout liability of $6,415,000; (ii) gain from change in fair value of warrant liability of $6,358,000; and (iii) other income of $191,000. The income from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

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

Net Income (Loss) — Net income (loss) for the nine months ended September 30, 2025 was 6,361,000 as compared to a net loss of $7,289,000 for the nine months ended September 30, 2024. The net income primarily related to noncash items of $11,339,000. Noncash items included (i) gain from change in warrant liability of $6,359,000; (ii) gain from change in earnout liability of $6,415,000; and offset by (iii) stock based compensation of $1,156,000 and (iv) net amortization of operating lease right of use asset of $278,000.

Net loss for the nine months ended September 30, 2024 was $7,289,000 The net loss primarily related to noncash items of  $6,649,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $1,088,000; (iii) net amortization of operating lease right of use asset of $175,000; (iv) issuance of common stock for services of $198,000; (v) noncash interest expense of $521,000; (vi) loss from change in fair value of warrant liability of $2,834,000; (vii) loss from change in fair value of earnout liability of $1,096,000; (viii) loss from change in fair value of convertible note of $142,000; and (ix) loss on note conversions of $593,000.

Liquidity and Capital Resources as of September 30, 2025 and 2024

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $68.6 million as of September 30, 2025. In September 2024, we closed an $8.0 million public offering with approximately $7.3 million in net proceeds. In December 2024, we received net proceeds of approximately $7.4 million from the exercise of warrants related to an inducement offer agreement. In October 2025, we received net proceeds of approximately $9.7  million from the exercise of warrants related to an inducement offer agreement. We formally evaluated our liquidity and cash position in November 2025 when preparing the September 30, 2025 Form 10-Q consolidated financial statements. During this process, we analyzed our cash requirements and operations at least through November 2026 and determined that, based upon our current available cash and operations, we have no substantial doubt about our ability to continue as a going concern. Our assessment of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties. Our actual results could vary as a result of our near and long-term future capital requirements that will depend on many factors.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $4,502,000. This amount was primarily related to (i) net income of $6,361,000; (ii) net working capital changes of $476,000 (including a $1,211,000 reduction in deferred revenues); and offset by (iii) noncash items of $11,339,000. Noncash items included (iv) gain from change in warrant liability of $6,359,000; (v) gain from change in earnout liability of $6,415,000; and offset by (vi) stock based compensation of $1,156,000 and (vii) net amortization of operating lease right of use asset of $278,000.

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

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $1,149,000 and consisted of (i) repayment of advances by founders of $1,300,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $91,000.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $7,780,000 and consisted of (i) proceeds from offering of $7,290,000; (ii) proceeds from exercise of warrants of $294,000; and (iii) proceeds from stock option exercises of $196,000.

Contractual Obligations and Commitments

Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years
Operating lease cash payments	$1,047,672	$478,922	$493,302	$75,448

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the nine months ended September 30, 2025 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 8, 2025, we entered into warrant exercise inducement offer letter with the holder of our existing common stock warrants exercisable for an aggregate of 2,162,162 shares of our common stock to exercise its existing warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. We intend to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

The shares of common stock issuable upon exercise of the existing warrants are registered for issuance pursuant to a registration statement on Form S-3 (File No. 333-284462), which was declared effective by the SEC on January 31, 2025.

In consideration for the immediate exercise of the existing warrants for cash, the holder received the inducement warrants in a private placement pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The inducement warrants have an exercise price of $6.20 per share, are immediately exercisable and will be exercisable for five and one-half years from the date of issuance.

The inducement warrants and the shares of common stock underlying the inducement warrants offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, we have filed a resale registration statement on Form S-3 with the SEC to register the resale of the shares of common stock underlying the inducement warrants.

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

Date: November 14, 2025
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

