Form 10-K
period 2025-12-31
Airship AI Holdings, Inc.
filed 2026-02-17
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of June 30, 2025 (the last business day of our most recently completed second fiscal quarter), based upon the last reported trade on that date, the aggregate market value of the voting and non-voting common equity held by non-affiliates (for this purpose, all outstanding and issued common stock minus stock held by the officers, directors and known holders of 10% or more of the Company’s common stock) was $68,575,909.

As of February 13, 2026, there were a total of 34,372,162 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Airship AI Holdings, Inc.

 Annual Report on Form 10-K

Year Ended December 31, 2025

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Growth Strategy

We also began to see movement during the fourth quarter of 2025 and into the first quarter of 2026 on several large projects in the federal and commercial marketplace, including several notable awards:

•	$1.9 million award from Department of Homeland Security (DHS) supporting large National Special Security Events (NSSE) scheduled for 2026.

•	$2.8 million award from a large commercial customer supporting a technical refresh of deployed hardware and software.

Our backlog as of December 31, 2025 was $3.3 million.

Our total validated pipeline as of December 31, 2025 was $173.4 million, consisting of single and multi-year opportunities for AI-driven edge, video, and sensor and data management platforms across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months. While many of these opportunities are multi-year engagements which are expected to be highly competitive, they represent years of work of developing the opportunity around our unique value proposition and differentiators in support of a sole source award or to position Airship AI as the company to beat.

Outlook for 2026. We enter 2026 optimistic about growth opportunities across both the federal and commercial market segments. During the second half of 2025, we began to see returns from investments made earlier in the year to expand our sales and business development organization, reflected in increased customer activity, pipeline development, and pilot deployments.

Based on these results, we have significant additional investments planned across the company, preparing us to execute against anticipated awards and opportunities from the growing pipeline. These investments include additional resources across our software development team, ensuring that we can continue to scale our platform as quickly as our customers need, while operating at the highest levels of cyber-security that our customers demand. As we build out our back-office capabilities, we will continue to add to our customer-facing teams, including more partner-focused sales and marketing personnel.

As part of our on-going digital transformation efforts, we have successfully incorporated AI into our daily operational workflow, leveraging the best of AI to assist with making our existing team and processes more effective and efficient, rather than replacing people or processes. All these efforts are aimed at getting to  positive cash flow as soon as possible within 2026, driving increased value for our customers and shareholders.

Looking forward, we expect most of our revenue to come from the federal vertical in 2026, with meaningful new growth in the commercial vertical adding to our overall pipeline for 2027 and beyond.

Federal vertical. In 2025, we expanded our footprint across multiple agencies within the Department of Homeland Security (“DHS”) and the Department of Justice (“DoJ”). We initiated multiple new pilot efforts, including our first deployments of rapidly deployable Airship-built hardware and software solutions based on our edge analytics platform, Outpost AI. Our current pipeline includes opportunities we estimate to be in the tens of millions of dollars; however, pipeline represents potential opportunities and is not a guarantee of contract award or revenue.

We believe current U.S. border and homeland security funding priorities support continued demand for solutions aligned with Airship AI’s capabilities. For example, the One Big Beautiful Bill Act (“OBBA”) (H.R. 1), signed into law on July 4, 2025, includes funding for border infrastructure and technology, including $6.2 billion for border security technology and investments that reference artificial intelligence and machine learning, approximately $46.5 billion for border barrier system construction and enhancements (including items such as cameras and sensors), and $5 billion for U.S. Customs and Border Protection facilities and checkpoints.  We are actively supporting each of these efforts through our growing partner and integrator eco-system, leveraging our long-standing direct customer relationships.

Commercial vertical. In 2026, we plan to continue expanding our regional partner and integrator ecosystem. We believe a partner-led approach can accelerate customer acquisition and deployment efficiency versus solely direct routes to market, particularly where partners bring established customer relationships and complementary capabilities and services that we do not plan to build internally.

Early partner and customer engagements have further reinforced our view of the marketplace that there is not only room for but the need for a new entrant in the marketplace, one that can move quickly and be responsive to customer needs while still providing a robust enterprise level platform capable of meeting demanding operational and security requirements.

Platform expansion. We are expanding the use of our edge AI capabilities across additional sensor modalities and operational platforms, including mobile autonomous platforms. We believe analytics developed for fixed deployments can be adapted to mobile use cases, creating additional product and marketplace opportunities.

These deployments include emerging partnerships with robotic platforms built to solve physical security and public safety challenges. Early customer engagements to date have been encouraging, noting these initiatives are in development and may not result in commercial deployments or revenue on expected timelines.

Go-to-market focus. We believe early customer engagement, helping shape requirements based on validated operational needs, remains important to our ability to compete effectively. Many opportunities, particularly in the federal market, involve multi-year sales cycles and can represent significant total contract value over their lifetimes (including potential programs that may extend into the $100 million range), but may take years to progress from early-stage activity to awards, if at all. In 2026 and beyond, our sales and business development teams will remain focused on building our pipeline, advancing qualified opportunities, and collaborating with partners to develop and pursue joint programs across both the federal and commercial marketplaces.

Employees

We employed sixty three employees as of December 31, 2025. The employees are headquartered in Redmond, WA and are supported by a growing team at our Customer Center of Excellence located in Charlotte, NC. We employed eight research and development personnel in Taiwan as of December 31, 2025.

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

For the year ended December 31, 2025, we had revenue from ninety two customers and four customers represented 87% of total revenue. The primary reason for the high level of customer concentration for the year ended December 31, 2025 was due to reliance on these four customers for the year ended December 31, 2025. As of December 31, 2025, three customers represent approximately 34%, 33% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

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

We have incurred losses from operations the past few years and had an accumulated deficit of $45.6 million as of December 31, 2025. There can be no assurance that Airship AI will ever achieve the level of revenues needed to be profitable in the future and if profitability is achieved, that it will be sustained. Airship AI’s revenues have fluctuated and may likely continue to fluctuate significantly from quarter to quarter and from year to year. Airship AI will need to obtain additional capital and increase sales to become profitable. The net income for the year ended December 31, 2025 was $29,321,000 primarily as a result of the gain from change in fair value of change in fair value of warrant liability of $20,853,000 and the gain from change in fair value of change earnout liability of approximately $15,402,000.  The net loss for the year ended December 31, 2024 was primarily a result of the loss from change in fair value of warrant liability of $33,513,000 and the loss from change in fair value of earnout liability of $18,171,000.

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

For the year ended December 31, 2025, we had revenue from ninety two customers and four customers represented 87% of total revenue. The primary reason for the high level of customer concentration for the year ended December 31, 2025 was due to reliance on these four customers for the year ended December 31, 2025. As of December 31, 2025, three customers represent approximately 34%, 33% and 17% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

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

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized during the years ended or as of December 31, 2025 and 2024.

On July 4, 2025, OBBBA was signed into law in the United States. Key provisions of the OBBBA include the permanent extension of once-temporary provisions of the Tax Cuts and Jobs Act of 2017, along with the introduction of other significant changes that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in the Company’s fiscal year 2025 and others implemented through the Company’s fiscal year 2028. The Company continues to evaluate the impact of the OBBBA and has included the impact of changes in the law that were effective during its fiscal year 2025 in the results of its consolidated financial statements.

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

Victor Huang, Airship AI’s co-Founder and our Chief Executive Officer, and Derek Xu, Airship AI’s co-Founder and our Chief Operating Officer, beneficially own (including shares underlying outstanding warrants, stock options and SARs) approximately 38.6% of our combined voting power. As a result, these stockholders will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets.

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

On February 13, 2026, the last reported sales price of our common stock was $2.43. The exercise price of the public warrants is $4.50. The exercise price of the public warrants is higher than the current market price of our common stock and accordingly, public warrant holders may not be able to exercise their public warrants at this time. Cash proceeds associated with the exercises of the public warrants are dependent on our stock price and given the recent price volatility of our common stock and relative lack of liquidity in our stock, we may not receive any cash proceeds in relation to our outstanding warrants. In addition, the trading volume in our common stock and our public warrants may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of the common stock and our public warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the closing of BYTS’ IPO, (b) in which we have total annual gross revenue of at least $1.23 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1 billion in non-convertible debt securities during the prior three-year period.

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

ITEM 2. PROPERTIES.

On September 7, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started August 1, 2024. The monthly payment is approximately $29,600 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on August 1, 2025 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. We do not believe that is reasonably certain that the lease will be extended.

On December 6, 2024, we entered into two separate office leases in Mooresville, North Carolina, the terms of which commenced on February 1, 2025. We lease an aggregate of 5,240 square feet and the net monthly payment is approximately $9,105. The leases expire January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and public warrants are listed on The Nasdaq Global Market and The Nasdaq Capital Market, respectively, and began trading on Nasdaq under the symbols “AISP” and “AISPW,” respectively, on December 22, 2023. As of February 13, 2026, the closing sales price of our common stock and the closing sales price of our public warrants were $2.43 and $0.85, respectively.

Number of Holders of our Securities

As of February 13, 2026, there were approximately 425 holders of record of our common stock and five holders of record of the public warrants. In computing the number of holders of record of our common stock and public warrants, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2025.

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

Common Stock

As of December 31, 2025, there were 34,368,162 shares of common stock outstanding.

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

Recent Developments

Expansion into Robotics and Autonomous Systems

We are pursuing the extension of our edge AI platform to support robotic and autonomous system deployments and expect to conduct pilot programs during 2026. We believe the integration of advanced computer vision, sensor fusion, and real-time edge analytics with mobile and semi-autonomous platforms represents a natural extension of our existing software capabilities.

Our robotics-related initiatives are focused on enabling our AI software to operate on, and integrate with, ground-based or mobile robotic platforms for applications such as security, inspection, monitoring, and situational awareness. These platforms are expected to leverage our existing AI models, including object detection, behavior analysis, and anomaly detection, deployed at the edge to support real-time decision-making in dynamic environments.

During 2026, we plan to conduct limited pilot deployments with selected customers and partners to evaluate technical performance, operational integration, and market demand. These pilot programs are not expected to generate material revenue. Any future commercialization of robotics-enabled offerings would be expected to complement our existing software-centric business model. There can be no assurance that these pilot efforts will result in commercially viable products or services.

Backlog and Pipeline

We also began to see movement during the fourth quarter of 2025 and into the first quarter of 2026 on several large projects in the federal and commercial marketplace, including several notable awards:

•	$1.9 million award from Department of Homeland Security (DHS) supporting large National Special Security Events (NSSE) scheduled for 2026.

•	$2.8 million award from a large commercial customer supporting a technical refresh of deployed hardware and software.

Our backlog as of December 31, 2025 was $3.3 million.

Our total validated pipeline as of December 31, 2025 was $173.4 million, consisting of single and multi-year opportunities for AI-driven edge, video, and sensor and data management platform across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months.

Warrant Exercise

On October 8, 2025, we entered into a warrant exercise inducement offer letter with the holder of existing common stock warrants exercisable for an aggregate of 2,162,162 shares of common stock to exercise such warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds received from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. We intend to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

The shares of common stock issuable upon exercise of the existing warrants are registered for issuance pursuant to a registration statement on Form S-3 (File No. 333-284462), which was declared effective by the SEC on January 31, 2025.

In consideration for the immediate exercise of the existing warrants for cash, the holder received the inducement warrants to purchase 2,702,702 shares of common stock in a private placement pursuant to Section 4(a)(2) of the Securities Act. The inducement warrants have an exercise price of $6.20 per share, are immediately exercisable and will be exercisable for five and one-half years from the date of issuance.

The inducement warrants and the shares of common stock underlying the inducement warrants offered in the private placement have not been registered under the Securities Act or applicable state securities laws. Accordingly, the securities may not be offered or sold in the United States except pursuant to an effective registration statement or an applicable exemption from the registration requirements of the Securities Act and such applicable state securities laws. As part of the transaction, we have filed a resale registration statement on Form S-3 with the SEC to register the resale of the shares of common stock underlying the inducement warrants, which registration statement went effective on November 16, 2025.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2025 and 2024.

(dollars in thousands)

	Years Ended December 31,
	2025	2024	$ Variance	% Variance

Net revenues	$15,321	$23,050	$(7,729)	-33.5%
Cost of net revenues	7,624	12,523	4,899	39.1%
Gross profit	7,697	10,527	(2,830)	-26.9%
Research and development expenses	3,076	2,805	(271)	-9.7%
Selling, general and administrative expenses	11,837	11,227	(610)	-5.4%
Total operating expenses	14,913	14,032	(881)	-6.3%
Operating loss	(7,216)	(3,505)	(3,711)	-105.9%
Other income (expense):
Gain (loss) from change in fair value of earnout liability	15,402	(18,171)	33,573	184.8%
Gain (loss) change in fair value of warrant liability	20,853	(33,513)	54,366	162.2%
Loss from change in fair value of convertible debt	-	(142)	142	100.0%
Loss on note conversion	-	(1,145)	1,145	100.0%
Interest income (expense), net	282	(1,003)	1,285	128.1%
Other expense	-	14	(14)	100.0%
Total income (other expense), net	36,537	(53,960)	90,497	167.7%
Income (loss) before income taxes	29,321	(57,465)	86,786	151.0%
Provision for income taxes	-	-	-	-
Net income (loss)	$29,321	$(57,465)	$86,786	151.0%

Net Revenues — Net revenues for the year ended December 31, 2025 decreased $7,729,000 to $15,321,000 as compared to $23,050,000 for the year ended December 31, 2024. The net revenues for the year ended December 31, 2024 included purchase orders from various federal government agency customers totaling over $16 million, which we primarily shipped in the year ended December 31, 2024.

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency, to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for government projects. Disruptions in how the government agencies operate due to these policies may materially affect our business and resulted in a decline in revenue for the year ended December 31, 2025.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the year ended December 31, 2025, cost of sales decreased $4,899,000 to $7,624,000 as compared to $12,523,000 for the year ended December 31, 2024. The decrease was due to lower sales, offset by product mix with decreased equipment purchases during the year ended December 31, 2025.

Research and Development Expenses — Research and development expenses for the year ended December 31, 2025 increased $271,000 to $3,076,000 as compared to $2,805,000 for the year ended December 31, 2024. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the year ended December 31, 2025 increased $610,000 to $11,837,000 as compared to $11,227,000 for the year ended December 31, 2024. The increase is primarily due to an increase in stock-based compensation expense of $267,000 and other personnel costs.

Other Income (Expense) — Other income for the year ended December 31, 2025 was $36,537,000 as compared to other expense of $53,960,000 for the year ended December 31, 2024. Other income for the year ended December 31, 2025 consisted of (i) gain from change in fair value of earnout liability of $15,402,000; (ii) gain from change in fair value of warrant liability of $20,853,000; and (iii) interest income of $282,000. The income from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Other expense for the year ended December 31, 2024 consisted of (i) loss from change in fair value of earnout liability of $18,171,000; (ii) loss from change in fair value of warrant liability of $33,513,000; (iii) loss from change in fair value of convertible debt of $142,000; (iv) loss on note conversion of $1,145,000; (v) interest expense of $1,003,000; and offset by (vi) other income of $14,000. The loss from change in fair value of various financial instruments was primarily the result of an increase in the stock price.

Net Income (Loss) — Net income (loss) for the year ended December 31, 2025 was $29,321,000 as compared to a net loss of $57,465,000 for the year ended December 31, 2024. The net income primarily related to noncash items of $34,247,000. Noncash items included (i) gain from change in warrant liability of $20,853,000; (ii) gain from change in earnout liability of $15,402,000; and offset by (iii) stock based compensation of $1,630,000; and (iv) net amortization of operating lease right of use asset of $378,000.

The net loss for the year ended December 31, 2024 was primarily related to noncash items of $55,766,000. Noncash items included (i) depreciation of $2,000; (ii) stock based compensation of $1,363,000; (iii) net amortization of operating lease right of use asset of $223,000; (iv) issuance of common stock for services of $199,000; (v) noncash interest expense of $1,008,000; (vi) loss from change in warrant liability of $33,513,000; (vii) loss from change in earnout liability of $18,171,000; (viii) loss from change in fair value of convertible note of $142,000; and (ix) loss on note conversions of $1,145,000.

Liquidity and Capital Resources as of December 31, 2025 and 2024

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $45.6 million as of December 31, 2025.

On October 8, 2025, we entered into warrant exercise inducement offer letter with the holder of existing common stock warrants exercisable for an aggregate of 2,162,162 shares of common stock to exercise such warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds received from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. We intend to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $8,005,000. This amount was primarily related to (i) net income of $29,321,000; offset by (ii) net working capital changes of $3,080,000 (including a $2,444,000 increase in deferred revenues); and (iii) noncash items of $34,247,000. Noncash items included (iv) gain from change in warrant liability of $20,853,000; (v) gain from change in earnout liability of $15,402,000; and offset by (vi) stock based compensation of $1,630,000; and (vii) net amortization of operating lease right of use asset of $378,000.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 was $8,347,000 and consisted of (i) net proceeds from exercise of warrants of $9,498,000; (ii) proceeds from stock option exercises of $149,000; and offset by (iii) repayment of advances by founders of $1,300,000.

Net cash provided by financing activities for the year ended December 31, 2024 was $14,785,000 and consisted of (i) net proceeds from offering of $7,290,000; (ii) net proceeds from exercise of warrants of $7,705,000; and (iii) proceeds from stock option exercises of $240,000; and (iv) offset by repayment of advances by founders of $450,000.

Debt Financing Arrangements

On June 22, 2023, we entered into a senior secured convertible promissory note with Platinum Capital Partners Inc. (“Platinum”) and received $2,000,000. On June 22, 2024, we entered into an extension agreement with Platinum to extend the maturity date of the $2,000,000 senior secured convertible promissory note to June 22, 2025. In consideration for entering into the extension agreement, we issued to Platinum 232,360 shares of common stock in payment of all interest and extension fees through June 22, 2025. As of December 31, 2024, the Platinum convertible note was fully converted to equity. We issued 879,051 shares of common stock related to the conversion.

On October 3, 2023, we issued senior secured convertible promissory notes for $600,000 to two private investors. At the option of the holders, the notes were convertible into cash, common stock or a combination of cash and stock. On March 5, 2024, the two private investors converted the notes with a face value of $600,000 and interest into 169,204 shares of our common stock valued at $835,610. On September 13, 2024, we issued an additional 86,198 shares of our common stock related to the conversion of notes at $2.65 per share.

We recognized a loss on debt conversion of $1,144,676 during the year ended December 31, 2024.

Contractual Obligations and Commitments [MAKE CHANGES TO SAME DISCLOSURE THAT APPEARS ON PAGE 36]

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

We recorded our earnout liability (unvested earnout shares) and public and private placement warrants, remeasured on a recurring basis  The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 are based upon the short-term nature of the assets and liabilities.

We classify as liabilities any contracts that (i) require net-cash settlement (including a requirement to net- cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are effective at the reasonable assurance level.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c) Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter ended December 31, 2025, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth certain information about our current directors and executive officers:

Name	Age	Position
Victor Huang	56	Chief Executive Officer, Chairman of the Board and Director
Derek Xu	69	Chief Operating Officer and Director
Paul Allen	56	President
Mark E. Scott	72	Chief Financial Officer, Secretary and Treasurer
Peeyush Ranjan	51	Director
Louis Lebedin	68	Director
Amit Mital	56	Director

Background and Business Experience:

Victor Huang joined Airship as its first employee in October 2004. Mr. Huang has served as our Chief Executive Officer and Chairman of the Board since December 2023. He has served as Airship’s Chief Executive Officer since April 2007, a member of its Board of Directors since March 2005 and as its Chairman of the Board beginning in January 2012. From June 1996 to September 2004, Mr. Huang was an independent trader and investor. From January 1992 to June 1996, Mr. Huang worked at Smith Barney as a financial consultant. Mr. Huang attended University of Washington where he studied business administration. Mr. Huang is our co-founder and was appointed as a director due to the perspective and experience he brings as an investor, Chairman, Chief Executive Officer and one of our largest stockholders.

Derek Xu is a co-founder of Airship. Mr. Xu has served as our Chief Operating Officer, Secretary and Treasurer and a member of the Board since December 2023. He has served as Airship’s Chief Operating Officer since March 2022 and as a member of its Board of Directors since the incorporation of Airship in 2003. Mr. Xu previously served as Airship’s Secretary and Treasurer. Mr. Xu also previously served as Airship’s Chief Technology Officer from April 2007 to December 2023. Prior to 2003, Mr. Xu co-founded and sold his Web service company that provided eCommerce solutions for small businesses. Before that, Mr. Xu worked in leadership positions at various tech companies where he helped develop and launch several Web based products for financial institutions. Mr. Xu holds a Ph.D. degree in Geophysics from University of Washington. Mr. Xu is our co-founder and was appointed as a director due to the perspective and experience he brings as an investor, director, Chief Operating Officer and one of our largest stockholders.

Paul Allen has served as our President since December 2023. He has served as Airship’s President since 2019. Mr. Allen joined Airship as the Director of Business Development in 2015 and was promoted to Vice President of Sales in 2017 before being promoted to President in 2019. Prior to joining Airship, Mr. Allen was partner at a boutique firm in Northern Virginia, providing technical goods and services to the U.S. Government and Department of Defense, which he left following a successful private acquisition. Mr. Allen previously spent 14 years with IBM, leaving as a Business Unit Executive in their partner channel organization to pursue a career in direct support of the U.S. Government and Department of Defense. Mr. Allen retired from the U.S. Army 1st Special Forces Command in 2021 with over 28 years of service, the majority of which he spent in the U.S. Army Special Forces as a Green Beret, retiring as the 3rd Battalion 20th Special Forces Group (National Guard) Senior Warrant Officer at the rank of Chief Warrant Officer 3 (CW3). Mr. Allen holds a bachelor’s degree in Strategic Studies & Defense Analysis from Norwich University.

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

Peeyush Ranjan has served as a member of the Board since December 2023. From 2017 to March 2025 and from 2006-2015, Mr. Ranjan has served as VP, Director or Manager of Engineering at Google, a technology services firm. From 2015 to 2016, he was CTO of Flipkart, an e-commerce services company based in India, and a VP of Engineering at Airbnb. Previously, he was part of engineering teams at Consera Technologies, Hewlett Packard, Infospace, Inc. and Microsoft. He holds a B.Tech. degree in Computer Science from IIT Kharagpur, an M.S. in Computer Science from Purdue University and an M.B.A. in Technology Management from University of Washington. Mr. Ranjan was appointed as a director based on his extensive technology experience.

Louis Lebedin has served as a member of the Board since December 2023. Mr. Lebedin has over 25 years of banking experience with a proven track record of building and leading a world class business. From 2017 to 2019, Mr. Lebedin served as an advisor to Unio Capital LLC, an asset management firm, responsible for product development. From 2006 to 2012, Mr. Lebedin was global head of JP Morgan’s prime brokerage business, a leading provider of clearing and financing services for equity and fixed income hedge funds. He was responsible for defining and executing the strategy for the business, to expand its market share while continuing to meet the evolving needs of its hedge fund clients. From 2008 to 2012, Mr. Lebedin served on JP Morgan Clearing Corp.’s Operations Committee and the Equities Division’s Executive Committee. From 2001 to 2005, Mr. Lebedin was the chief operating officer and chief financial officer of Bear Stearns’s Global Clearing Services division. Mr. Lebedin joined the Clearance Division in 1988 assuming the role of controller before being promoted to chief financial officer in 1996. From 1980 to 1987, he worked at Coopers & Lybrand, rising to the level of audit manager specializing in financial services. Mr. Lebedin holds a B.S. in accounting from Syracuse University, and he earned his CPA license in 1982. Mr. Lebedin was appointed as a director based on his extensive banking and business experience.

Amit Mital has served as a member of the Board since December 2023. Mr. Mital has over two decades of experience in the tech field and currently serves as CEO and founder of Kernel Labs, which focuses on machine learning, virtual reality and cybersecurity, a position he also held from 2018 to 2021. From 2021 to 2022, Mr. Mital was on the National Security Council (NSC) as the senior director for cybersecurity strategy and policy and also served in the White House as a special assistant to the President. Before Kernel Labs, Mr. Mital was chief technology officer at Symantec Corporation, where he oversaw technology strategy for the cybersecurity company from 2013-2015. While at Kernel Labs, Mr. Mital was also co-founder and chairman of the blockchain-based distributed identification platform Trusted Key, which was later acquired by Workday. Mr. Mital’s longest-tenured job came at Microsoft, where he worked as a corporate vice president for 20 years, and as a general manager concurrently for seven years. Mr. Mital holds a Master of Science degree in Engineering from Dartmouth College. Mr. Mital was appointed as a director based on his executive leadership experience in the technology industry and his senior leadership experience in the United States government, as well as being a cybersecurity industry veteran.

Term of Office

Our directors currently have terms which will end at our next annual meeting of stockholders or until their successors are elected and qualified, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board.

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

Compensation Committee

Louis Lebedin, Peeyush Ranjan and Amit Mital serve as members of the compensation committee of the Company (the “Compensation Committee”), with Mr. Lebedin serving as the chairperson. Each of the members of the Compensation Committee satisfies the independence requirements under the applicable rules and regulations of the SEC and Nasdaq.

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

Nominating and Corporate Governance Committee

Peeyush Ranjan, Amit Mital and Victor Huang serve as members of the nominating and governance committee of the Company (the “Nominating and Governance Committee”), with Mr. Ranjan serving as the chairperson.

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

64

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the fiscal year ended December 31, 2025, all such reports were filed timely.

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

This section discusses the material components of the executive compensation program for (i) the individual who served as our principal executive officer during fiscal years 2025 and 2024; and (ii) our next two most highly compensated executive officers who earned more than $100,000 during fiscal years 2025 and 2024 and were serving as executive officers as of December 31, 2025 or 2024. We refer to these individuals as our “named executive officers.”

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

Summary Compensation Table - Years Ended December 31, 2025 and 2024

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2025 and 2024:

					Non-Equity
					Incentive
				Stock	Plan	Option	Other
		Salary	Bonus	Awards	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Victor Huang, Chief Executive Officer, Chairman of the Board and Director	12/31/2025	$397,266	$-	$-	$-	$66,390	$21,511	$485,167
	12/31/2024	$408,717	$-	$-	$284,478	$49,464	$11,584	$754,243

Derek Xu, Chief Operating Officer and Director	12/31/2025	$388,000	$-	$-	$-	$66,390	$-	$454,390
	12/31/2024	$388,000	$-	$-	$-	$49,464	$328	$437,792

Paul Allen, President	12/31/2025	$319,000	$-	$-	$-	$296,053	$-	$615,053
	12/31/2024	$320,875	$-	$-	$-	$49,464	$-	$370,339

Mark E. Scott, Chief Financial Officer, Secretary and Treasurer	12/31/2025	$244,167	$30,000	$-	$-	$105,168	$-	$379,335
	12/31/2024	$266,699	$50,000	$-	$-	$85,691	$-	$402,390

Outstanding Equity Awards as of the Years Ended December 31, 2025 and 2024

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2025 and 2024.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	Exercisable	Unexerciseable	Price	Expiration
Name	(#)	(#)	($)	Date
Victor Huang	1,749,335	-	$0.12	1/15//2032
	37,500	62,500	$2.86	8/16/2034
	6,250	43,750	$4.25	9/3/2035
Victor Huang- SARS	1,758,105	-	$0.12	2/16/2032

Derek Xu	37,500	62,500	$2.86	8/16/2034
	6,250	43,750	$4.25	9/3/2035

Paul Allen	835,058	-	$0.57	1/15/2032
	56,250	93,750	$2.86	8/16/2034
	100,000	-	$3.27	3/4/2035
	175,000	125,000	$3.27	3/4/2035
	6,250	43,750	$4.25	9/3/2035

Mark E. Scott	25,000	-	$1.49	3/1/2034
	31,250	68,750	$2.86	8/16/2034
	7,500	22,500	$3.27	3/4/2035
	6,250	43,750	$4.25	9/3/2035

Stock Option Exercises as of the Years Ended December 31, 2025 and 2024

The following table summarizes the stock option exercises for each named executive officer as of December 31, 2025:

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Victor Huang	-	$-	-	$-

Derek Xu	-	$-	-	$-

Paul Allen	-	$-	-	$-

Mark E. Scott	26,836	$166,537	43,952	$-

The following table summarizes the stock option exercises for each named executive officer as of December 31, 2024:

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

On March 4, 2025, we entered into an employment agreement with Paul Allen to serve as our President, which provides for a base salary of $350,000. The term of the employment agreement is for a period of three years, which will be automatically extended for additional one-year periods unless either party gives the other party written notice of such party’s decision not to renew the term at least 90 days prior to the end of the initial three-year term or any renewal term. Mr. Allen is also eligible to participate in annual performance-based bonus programs established from time to time by the Board, subject to the achievement by Mr. Allen and the Company of the applicable performance criteria set forth in the employment agreement and established for Mr. Allen by the Board. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Allen for good reason, as those terms are defined in the employment agreement, he is entitled to three months’ severance. In connection with entering into the employment agreement, Mr. Allen was granted ten-year options under our 2023 Equity Incentive Plan to purchase 100,000 shares of our common stock, which options vest immediately, at an exercise price equal to $3.27, being the fair market value on the date of grant. Mr. Allen was also granted ten-year options under the Plan to purchase 300,000 shares of our common stock, which options vest quarterly over four years, at an exercise price equal to $3.27, being the fair market value on the date of grant.

Potential Payments upon Termination or Change in Control

Mr. Huang and Mr. Xu have stock option grants with a grant date fair value of $216,649 that vest with a change in control.

We have the following potential payments upon termination or change in control with Mark E. Scott:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	12/31/2025
Compensation:
Base salary (1)	$-	$-	$83,333	$-	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$323,491	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$83,333	$323,491	$-

We have the following potential payments upon termination or change in control with Paul Allen:

		Early	Not For Good	Change in
Executive	For Cause	or Normal	Cause	Control	Disability
Payments Upon	Termination	Retirement	Termination	Termination	or Death
Separation	12/31/2025
Compensation:
Base salary (1)	$-	$-	$116,667	$-	$-
Performance-based incentive
compensation	$-	$-	$-	$-	$-
Stock options	$-	$-	$-	$534,041	$-

Benefits and Perquisites:
Health and welfare benefits	$-	$-	$-	$-	$-
Accrued vacation pay	$-	$-	$-	$-	$-

Total	$-	$-	$116,667	$534,041	$-

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000  stock appreciation rights (“SARs”), which was later adjusted to 2,637,150 SARs after the merger.

As of December 31, 2025 and 2024, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the years ended December 31, 2025 and 2024.

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

2023 Amended and Restated Equity Incentive Plan

On December 4, 2023, the Company adopted the Airship AI Holdings, Inc. 2023 Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting held on December 19, 2023 in connection with the merger. On October 15, 2025, the Company adopted the Airship AI Holdings, Inc. 2023 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), which increased the number of shares of common stock authorized for issuance pursuant to awards granted thereunder by 2,000,000 shares. The Equity Incentive Plan was approved by our stockholders at our annual meeting held on December 11, 2025. This section summarizes certain principal features of the Equity Incentive Plan.

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

Grant of Awards; Shares Available for Awards. The Equity Incentive Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of the Company or its affiliates. The aggregate number of shares of common stock initially reserved and available for grant and issuance under the Equity Incentive Plan is 7,068,009. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2026 and ending on (and including) January 1, 2035, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. No more than 7,068,009 shares of common stock in the aggregate may be issued under the Equity Incentive Plan in connection with incentive stock options. Shares shall be deemed to have been issued under the Equity Incentive Plan solely to the extent actually issued and delivered pursuant to an award. If any award granted under the Equity Incentive Plan expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the Equity Incentive Plan, other than any shares tendered or withheld in order to exercise or satisfy withholding obligation in respect of any award. The Equity Incentive Plan shall continue in effect, unless sooner terminated, until the tenth (10th) anniversary of the date on which it is adopted by the Board.

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

Director Compensation

We primarily use monthly fees and stock option grants to attract and retain qualified candidates to serve on the Board. This compensation reflected the financial condition of the Company. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by our members of the Board. During the year ended December 31, 2025, Victor Huang and Derek Xu did not receive any compensation for their services as directors. The compensation disclosed in the “Summary Compensation Table” above represents the total compensation for Mr. Huang and Mr. Xu.

Our independent non-employee directors are compensated in cash and stock option grants. The non-employee directors receive $100,000 of compensation in cash and stock option grants after appointment at the annual shareholder meetings. The stock option grants generally vest quarterly over four years.

Our non-employee directors received the following compensation during the year ended December 31, 2025:

				Non-Equity	Non-Qualified
	Fees Earned			Incentive	Deferred
	or Paid in			Plan	Compensation	Other
	Cash	Stock	Option	Compensation	Earnings	Compensation
Name	$	Awards	Awards (1)	($)	$	($)	Total
Peeyush Ranjan	$60,000	-	$54,172	-	-	-	$114,172
Louis Lebedin	$-	-	$47,502	-	-	-	$47,502
Amit Mital	$-	-	$67,281	-	-	-	$67,281

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2025 regarding the beneficial ownership of shares of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of any class of our voting securities;

●	each of our current executive officers and directors; and

●	all executive officers and directors of the Company as a group.

Percentage of beneficial ownership of common stock is based on 34,368,162 shares of common stock outstanding as of December 31, 2025.

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

	Common Stock Beneficially Owned
Name of Beneficial Owner (1)	Shares	%
Directors and Named Executive Officers-
Victor Huang (2)	9,214,833	23.3%
Derek Xu (3)	6,611,621	18.5%
Paul Allen (4)	1,224,507	3.5%
Mark E. Scott (5)	113,952	*
Peeyush Ranjan (6)	167,599	*
Louis Lebedin (7)	197,562	*
Amit Mital (8)	148,253	*
Total Directors and Officers (8 in total)	17,678,327	41.6%
Armistice Capital Master Fund LLC (9)	2,702,702	7.3%

_________

* Less than 1%

(1)	Unless otherwise noted, the business address of each of the directors and executive officers of is c/o Airship AI Holdings, Inc., 8210 154th Ave NE, Redmond, WA 98052.

(2)

Includes (i) shares by Mr. Huang and has voting and dispositive power, (ii) 1,691,076 shares of common stock issuable upon the exercise of warrants to purchase shares of common stock, (iii) 1,793,085 shares of common stock subject to options exercisable within 60 days, and (iv) 1,758,105 shares of common stock subject to stock appreciation rights. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

74

(3)

Includes (i) shares owned by Mr. Xu and has voting and dispositive power, (ii) 1,344,951 shares of common stock issuable upon the exercise of warrants to purchase shares of common stock, and (iii) 43,750 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(4)

Includes (i) shares owned by Mr. Allen, and (ii) 1,072,559 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(5)

Includes (i) shares owned by Mr. Scott, and (ii) 70,000 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(6)

Includes (i) shares owned by Mr. Ranjan, and (ii) 157,832 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(7)

Includes (i) shares owned by Mr. Lebedin, and (ii) 97,562 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(8)

Includes (i) shares owned by Mr. Mital, and (ii) 136,972 shares of common stock subject to options exercisable within 60 days. Excludes the right to receive a number of earnout shares, in accordance with and subject to the contingencies set forth in the Merger Agreement.

(9)

The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The warrants are subject to a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of December 31, 2025:

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a) )
Equity compensation plan
approved by shareholders	6,792,880	$1.68	4,768,585
Equity compensation plans
not approved by shareholders	-	-	-
Total	6,792,880	$1.68	4,768,585

The following table sets forth certain information about the securities authorized for issuance under our incentive plans for SARS as of December 31, 2025:

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a) )
Equity compensation plan
approved by shareholders	1,758,105	$0.120	879,045
Equity compensation plans
not approved by shareholders	-	-	-
Total	1,758,105	$0.120	879,045

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of December 31, 2025.

Master Loan Agreement with Victor Huang

On September 27, 2024, we entered into a master loan agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. We agreed to pay interest for the 2024 advances of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under the master loan agreement as of December 31, 2024. The master loan agreement was terminated September 2, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Committee Pre-Approval Policy

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit our financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee’s responsibilities under the Exchange Act. During the year ended December 31, 2025, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

Service Fees Paid to the Independent Registered Public Accounting Firm

The Audit Committee engaged BPM LLP to perform an annual audit of our financial statements for the fiscal years ended December 31, 2025 and 2024. The following is the breakdown of aggregate fees paid for the last two fiscal years. Another tax firm prepares our tax returns.

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Audit fees	$246,052	$281,375
Tax fees	-	-
All other fees	51,863	159,265

	$297,915	$440,640

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

3.3	Bylaws of Airship AI Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 10, 2025).
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

4.4	Common Stock Purchase Warrant dated October 10, 2025. (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2025).
4.5	Description of registrant’s securities (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).
10.1

Amended and Restated Registration Rights Agreement, dated December 21, 2023 by and among Airship AI Holdings, Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.2

Earnout Escrow Agreement, dated December 21, 2023 by and between Airship AI Holdings, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
10.4+

Airship AI Holdings, Inc. Amended and Restated 2023 Equity Incentive Plan (incorporated by reference to Annex A to the registrant’s definitive proxy statement on Schedule 14A filed with the SEC on October 27, 2025).

10.5*	Agreement of Lease dated September 7, 2023 by and between Kore Westpark, LLC and JDL Digital Systems, Inc., relating to the leased premises in Redmond, WA.
10.6*	Commercial Lease Agreement dated December 6, 2024 by and between Park 35 LLC and Airship AI Holdings, Inc, relating to the leased premises (Suite 8) in Mooresville, NC.
10.7*	Commercial Lease Agreement dated December 6, 2024 by and between Park 35 LLC and Airship AI Holdings, Inc, relating to the leased premises (Suite 9) in Mooresville, NC.

79

10.8

Master Loan Agreement dated September 27, 2024 by and between the Company and Victor Huang (incorporated by reference to Exhibit 10.4 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2024).

10.9

Warrant Letter Agreement dated October 8, 2025 by and between Airship AI Holdings, Inc. and the holder named therein (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2025).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2025).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2023).
23.1*	Consent of BPM LLP, Independent Registered Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 4, 2024).
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
99.3	Nominations and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 3, 2024).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included in Exhibit 101).

*	Filed herewith
+	Indicates a management or compensatory plan.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Airship AI Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Airship AI Holdings, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2021.

Santa Rosa, California

February 16, 2026

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,750,021	$11,414,830
Accounts receivable, net of allowance for credit losses of $0	6,462,675	1,226,757
Prepaid expenses and other	294,191	17,883
Total current assets	18,506,887	12,659,470

OTHER ASSETS
Other assets	160,528	165,960
Operating lease right of use asset	807,915	882,024

TOTAL ASSETS	$19,475,330	$13,707,454

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,149,811	$759,480
Advances from founders	-	1,300,000
Accrued expenses	27,966	51,649
Current portion of operating lease liability	438,635	305,178
Deferred revenue- current portion	4,668,105	3,238,483
Total current liabilities	6,284,517	5,654,790

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	425,109	638,525
Warrant liability	13,328,006	34,180,618
Earnout liability	2,620,933	23,304,808
Deferred revenue- non-current	3,966,407	2,951,850
Total liabilities	26,624,972	66,730,591

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 34,368,162 and 30,588,413 shares issued and outstanding as of December 31, 2025 and 2024	3,434	3,056
Additional paid in capital	38,478,030	21,918,867
Accumulated deficit	(45,620,227)	(74,941,590)
Accumulated other comprehensive loss	(10,879)	(3,470)
Total stockholders' deficit	(7,149,642)	(53,023,137)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,475,330	$13,707,454

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2025 and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

NET REVENUES:
Product	$10,135,562	$18,716,196
Post contract support	5,099,756	4,334,017
Other services	86,031	-
	15,321,349	23,050,213
COST OF NET REVENUES:
Cost of Sales	6,178,868	10,843,766
Post contract support	1,372,604	1,679,692
Other services	72,111	-
	7,623,583	12,523,458
GROSS PROFIT	7,697,766	10,526,755
RESEARCH AND DEVELOPMENT EXPENSES	3,076,466	2,804,894
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,837,086	11,226,974
TOTAL OPERATING EXPENSES	14,913,552	14,031,868
OPERATING LOSS	(7,215,786)	(3,505,113)
OTHER INCOME (EXPENSE) :
Gain (loss) from change in fair value of earnout liability	15,401,751	(18,171,380)
Gain (loss) from change in fair value of warrant liability	20,852,612	(33,512,633)
Loss from change in fair value of convertible debt	-	(141,636)
Loss on note conversion	-	(1,144,676)
Interest income (expense), net	282,786	(1,003,096)
Other income	-	13,644
Total other income (expense), net	36,537,149	(53,959,777)

INCOME (LOSS) BEFORE PROVISON FOR INCOME TAXES	29,321,363	(57,464,890)

Provision for income taxes	-	-

NET INCOME (LOSS)	29,321,363	(57,464,890)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency (loss) income, net	(7,409)	9,338

TOTAL COMPREHENSIVE INCOME (LOSS)	$29,313,954	$(57,455,552)

NET INCOME (LOSS) PER SHARE:
Basic	$0.90	$(2.34)
Diluted	$0.76	$(2.34)

Weighted average shares of common stock outstanding
Basic	32,413,133	24,585,955
Diluted	38,681,401	24,585,955

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OFCHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2025 and 2024

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	(Loss) Gain	Deficit
Balance as of January 1, 2024	22,812,048	$2,281	$-	$(17,476,700)	$(12,808)	$(17,487,227)
Stock-based compensation	-	-	1,078,344	-	-	1,078,344
Stock based compensation- warrants	-	-	284,478	-	-	284,478
Issuance of common stock for services	65,000	5	198,495	-	-	198,500
Issuance of common stock for conversion of debt	1,134,452	112	4,114,719	-	-	4,114,831
Issuance of common stock for exercise of warrants, net	3,046,452	305	7,704,235	-	-	7,704,540
Issuance of common stock for stock options exercise	415,218	42	240,465	-	-	240,507
Issuance of common stock for debt interest payment	232,360	23	1,008,419	-	-	1,008,442
Issuance of common stock and warrants for offering, net	2,882,883	288	7,289,712	-	-	7,290,000
Foreign currency translation gain	-	-	-	-	9,338	9,338
Net loss	-	-	-	(57,464,890)	-	(57,464,890)
Balance as of December 31, 2024	30,588,413	3,056	21,918,867	(74,941,590)	(3,470)	(53,023,137)

Balance as of January 1, 2025	30,588,413.00	3,056	21,918,867	(74,941,590)	(3,470)	(53,023,137)
Stock-based compensation	-	-	1,629,992	-	-	1,629,992
Issuance of common stock for exercise of warrants, net	2,175,664	217	9,497,919	-	-	9,498,136
Issuance of common stock for stock options exercise	443,179	44	149,244	-	-	149,288
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	29,321,363	-	29,321,363
Balance as of December 31, 2025	34,368,162	$3,434	$38,478,030	$(45,620,227)	$(10,879)	$(7,149,642)

The accompanying notes are an integral part of these consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2025 and 2024

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$29,321,363	$(57,464,890)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	-	1,861
Stock-based compensation	1,629,992	1,362,822
Amortization of operating lease right of use asset	378,448	222,780
Issuance of common stock for services	-	198,500
Noncash interest expense	-	1,008,419
(Gain) loss from change in fair value of warrant liability	(20,852,612)	33,512,633
(Gain) loss from change in fair value of earnout liability	(15,401,751)	18,171,380
Loss from change in fair value of convertible note	-	141,636
Loss on note conversion	-	1,144,676
Changes in operating assets and liabilities:
Accounts receivable	(5,235,918)	422,147
Prepaid expenses and other	(276,308)	485
Other assets	5,432	16,373
Operating lease liability	(384,298)	(174,875)
Payroll and income tax receivable	-	7,230
Accounts payable - trade and accrued expenses	366,649	(2,294,698)
Deferred revenue	2,444,179	(2,780,447)
NET CASH USED IN OPERATING ACTIVITIES	(8,004,824)	(6,503,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock and warrants for offering, net	-	7,290,000
Proceeds from warrant exercise, net	9,498,136	7,704,540
Repayment of advances from founders	(1,300,000)	-
Advances from founders	-	(450,000)
Proceeds from stock option exercises	149,288	240,507

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,347,424	14,785,047

NET INCREASE IN CASH AND CASH EQUIVALENTS	342,600	8,281,079

Effect from exchange rate on cash	(7,409)	9,338

CASH AND CASH EQUIVALENTS, beginning of period	11,414,830	3,124,413

CASH AND CASH EQUIVALENTS, end of period	$11,750,021	$11,414,830

Supplemental disclosures of cash flow information:
Interest paid	$-	$11,913
Taxes paid	$-	$2,410

Noncash investing and financing
Issuance of common stock for debt interest payment	$-	$1,008,442
Issuance of common stock for debt conversion	$-	$4,114,831
Issuance of common stock for earnout shares	$5,282,125	$-
Recognition of operating right-of-use asset	$304,339	$-
Recognition of operating lease liability	$304,339	$-

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

	Liability as of	Liability as of
	December 31, 2025	December 31, 2024

Earnout liability	$2,620,933	$23,304,808
Warrant liability (Public Warrants)	12,916,006	33,124,868
Warrant liability (Private Warrants)	412,000	1,055,750
Total liabilities measured at fair value	$15,948,939	$57,485,426

Other income (expense) related to instruments recorded at fair value during the years ended December 31, 2025 and 2024	$36,254,363	$(51,825,649)

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

The Company employed sixty three employees as of December 31, 2025. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed eight research and development personnel in Taiwan as of December 31, 2025.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the years ended December 31, 2025 and 2024, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of December 31, 2025 and 2024.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years, payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $2,461,217 and $339,947, respectively, related to one-year support contracts. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $2,638,539 and $3,994,070 respectively, related to multi-year support contracts.

Other Services

The Company earns other service revenues from installation services, training and licensing which are short-term in nature and revenue for these services are recognized at the time of performance when the service is provided. For the years ended December 31, 2025 and 2024, the Company recognized revenue of $86,031 and $0, respectively, related to other services.

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

The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407 as of December 31, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. Of the deferred revenue balance of $6,190,333 and $8,970,780 as of January 1, 2025 and 2024, the Company recognized approximately $3,238,483  and $4,008,654 during the years ended December 31, 2025 and 2024, respectively.

Accounts Receivable and Provision for Credit Losses

The Company generally sells its products to large governmental entities and large corporations in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing.

The Company determined estimates of uncollectible accounts receivable based primarily on actual historical bad debt and sales return trends, customers financial condition and general economic conditions. Under the application of Accounting Standards Codification 326, the Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of December 31, 2025 and 2024, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of December 31, 2025 and 2024 and January 1, 2024 were $6,462,675, $1,226,757 and $1,648,904, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the year ended December 31, 2025, the Company had revenue from ninety two customers and four customers represented 87% of total revenue. The primary reason for the high level of customer concentration for the year ended December 31, 2025 was due to reliance on these four customers for the year ended December 31, 2025. As of December 31, 2025, three customers represent approximately 84% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the year ended December 31, 2024, the Company had revenue from seventy-four customers and one customer represented 57% of total revenue, although such a high level of customer concentration is not typical. The primary reason for the high level of customer concentration for the year ended December 31, 2024 was due to one large order received in late 2023 which was fulfilled in the year ended December 31, 2024. As of December 31, 2024, four customers represent approximately 92% of outstanding account receivables. Due to the nature and concentration of the customers and timely payment history, credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of December 31, 2025 and 2024, it had no inventory in stock.  Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded impairment losses of $0 for the years ended December 31, 2025 and 2024.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants has considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $3,076,466 and $2,804,894 for the years ended December 31, 2025 and 2024, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of December 31, 2025 and 2024.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the years ended December 31, 2025 and 2024 were $360,982 and $182,346, respectively.

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

The Company initially recorded its senior secured convertible promissory notes, earnout liability (unvested earnout shares), and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The senior secured convertible promissory notes were converted to equity during the year ended December 31, 2024. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of December 31, 2025, there were 515,000 private placement warrants and 16,145,008 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000.  During the years ended December 31, 2025 and 2024, the Company stock-based compensation expense for the vesting of earnout shares was $535,044. As of December 31, 2025, unrecognized compensation cost related to unvested earnout shares totaled $1,605,136. The weighted average period over which this remaining compensation cost is expected to be recognized is 3 years.

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

Comprehensive (Loss) Gain

Comprehensive (loss) gain is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive loss of $7,409 and gain of $9,338 related to foreign exchange translation for the years ended December 31, 2025 and 2024, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In February 2026, the Company analyzed its cash requirements and operations at least through February 2027 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income (Loss) Per Share

Basic income (loss) per share is based upon the net income (loss) for the years ended December 31, 2025 and 2024 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the year ended December 31, 2024 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 14—Earnings per share.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 requires public entities, on an annual basis, to provide: a tabular rate reconciliation (using both percentages and reporting currency amounts) of (1) the reported income tax expense (or benefit) from continuing operations, to (2) the product of the income (or loss) from continuing operations before income taxes and the applicable statutory federal (national) income tax rate of the jurisdiction (country) of domicile using specific categories, and separate disclosure for any reconciling items within certain categories that are equal to or greater than a specified quantitative threshold. For each annual period presented, ASU 2023-09 also requires all reporting entities to disclose the year-to-date amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign. It also requires additional disaggregated information on income taxes paid (net of refunds received) to an individual jurisdiction equal to or greater than 5% of total income taxes paid (net of refunds received). ASU 2023-09 is effective for public entities for fiscal years beginning after December 15, 2024. ASU 2023-09 is to be applied on a prospective basis with the option to apply the standard retrospectively. The Company adopted this standard and disclosed the impact from this standard in Note 10 – Income Taxes.

All other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Recent Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. Key provisions of the OBBBA include permanent extension of once-temporary provisions of the Tax Cuts and Jobs Act of 2017, along with the introduction of other significant changes that may impact the Company. The legislation has multiple effective dates, with certain provisions effective in the Company’s fiscal year 2025 and others implemented through the Company’s fiscal year 2028. The Company continues to evaluate the impact of the OBBBA and has included the impact of changes in the law that were effective during its fiscal year 2025 in the results of its consolidated financial statements

3. Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of December 31, 2025.

4. Revenues

Disaggregation of Revenue

The Company’s net revenues for the years ended December 31, 2025 and 2024 consisted of approximately $10.1 million and $18.7 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s remaining net revenue for the years ended December 31, 2025 and 2024 of approximately $5.2 million and $4.3 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of December 31, 2025 and 2024, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407 as of December 31, 2025. The Company’s short-term and long-term deferred revenue balances totaled $3,238,483 and $2,951,850 as of December 31, 2024. Of the deferred revenue balance of $6,190,333 and $8,970,780 as of January 1, 2025 and 2024, the Company recognized approximately $3,238,483 and $4,008,654  during the years ended December 31, 2025 and 2024, respectively.

Remaining Performance Obligations

As of December 31, 2025, the Company had approximately $8.6 million of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 54% of its remaining performance obligations as revenue in fiscal 2026 and the remaining 46% in fiscal 2027 and years thereafter.

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

During the year ended December 31, 2024, the Company recorded an unrealized loss due to the increase in the fair value of the convertible notes payable totaling $141,636 and a loss of $1,144,676 for the conversion of these convertible notes.

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

Preferred Stock

As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2025 and 2024, there were 34,368,162 and 30,588,413 shares of common stock outstanding, respectively.

Year Ended December 31, 2025

During the year ended December 31, 2025, the Company had the following issuances of equity securities:

As of September 30, 2024, the Company determined the First Operating Performance Milestone of the earnout shares was achieved resulting in the vesting of 1,250,000 shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025.

During the year ended December 31, 2025, investors exercised public warrants for 13,502 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $60,759.

On October 8, 2025, the Company entered into warrant exercise inducement offer letter with the holder of its existing common stock warrants and issued 2,162,162 shares of its common stock  to exercise its existing warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees of $231,593.

During the year ended December 31, 2025, the Company issued an aggregate of 443,179 shares of common stock and received $149,288 upon the exercise of stock options at a weighted average exercise price of $0.34 per share.

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

On December 24, 2024, the Company issued 2,882,883 shares of common stock upon the exercise of warrants at an exercise price of $2.65 per share related to a warrant inducement agreement.

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

On December 11, 2025, the Company’s shareholders approved the Airship AI Holdings, Inc. 2023 Amended and Restated Equity Incentive Plan and increased the number of shares of the Company’s common stock authorized for issuance pursuant to awards granted under the plan by 2,000,000 shares.

The aggregate number of shares of common stock initially reserved and available for grant and issuance under the 2023 Plan is 4,000,000. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2024 and ending on January 1, 2033, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 4,768,585  as of December 31, 2025. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025

During the year ended December 31, 2025, the Company granted stock options to employees to purchase an aggregate of 1,816,000 shares of common stock with a weighted average exercise price of $3.39 per share, which vest primarily quarterly over four years and expire by December 2035.

During the year ended December 31, 2025, two employees forfeited stock options to purchase an aggregate of 107,500 shares of common stock with a weighted average exercise price of $2.95 per share.

During the year ended December 31, 2025, the Company issued an aggregate of 443,179 shares of common stock and received $149,288 upon the exercise of stock options at a weighted average exercise price of $0.34 per share.

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

During the year ended December 31, 2024, the Company issued an aggregate of 415,218 shares of common stock and received $240,567 upon the exercise of stock options at a weighted average exercise prices of $0.58 per share.

Stock option activity for the years ended December 31, 2025 and 2024 were as follows:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2024	4,664,589	$0.54
Granted	1,590,000	3.47
Exercised	(415,218)	(0.58)
Forfeited	(311,812)	(6.65)
Outstanding as of January 1, 2025	5,527,559	1.04
Granted	1,816,000	3.39
Exercised	(443,179)	(0.34)
Forfeited	(107,500)	(2.95)
Outstanding as of December 31, 2025	6,792,880	$1.68

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2025:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,067,033	2.04	$0.12	2,067,033	$0.12	2.04
0.57	879,011	1.29	0.57	879,011	0.57	1.29
1.49-1.65	1,086,086	6.53	1.64	739,376	1.64	6.78
2.86-3.06	1,789,750	9.36	2.98	377,070	2.93	9.05
3.27-4.47	971,000	9.51	3.68	242,560	3.48	9.31
	6,792,880	5.66	$1.68	4,305,050	$0.91	3.73

There were 6,792,880 options to purchase common stock at a weighted average exercise price of $1.68 per share outstanding as of December 31, 2025 under the 2023 Plan and the 2022 Plan. The Company recorded $1,103,325 and $570,614 of compensation expense, net of related tax effects, relative to stock options for the years ended December 31, 2025 and 2024, respectively, in accordance with ASC 718. As of December 31, 2025, there was $3,824,252 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3 years.

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

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the years ended December 31, 2025 and 2024:

Assumptions	12/31/2025	12/31/2024
Exercise price	$3.06-3.28	$1.49-7.61
Dividend yield	0%	0%
Expected life	4 years	4 years
Expected volatility	57.1%-61.2%	57.1%-69.3%
Risk free interest rate	3.605%-3.635%	4.16%-4.31%

There were stock incentive plan awards outstanding at December 31, 2025 totaling 6,792,880 shares with an aggregate intrinsic value of $9,124,344.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000 stock appreciation rights (“SARs”), which was later adjusted to 2,637,150 SARs after the Merger.

As of December 31, 2025 and 2024, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the years ended December 31, 2025 and 2024.

Warrants to Purchase Common Stock

See Note 11 for public and private placement warrants assumed after the Merger. The summary table below of outstanding warrants as of December 31, 2024 and 2023 include public and private placement warrants in Note 11.

Year Ended December 31, 2025

The Company had the following warrant activity during the year ended December 31, 2025:

During the year ended December 31, 2025, investors exercised public warrants for 13,502 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $60,759.

On October 8, 2025, the Company entered into warrant exercise inducement offer letter with the holder of its existing common stock warrants and issued 2,162,162 shares of its common stock to exercise its existing warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants (“Inducement Warrants”) to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds from the exercise of the existing warrants were approximately $9,729,729, before deducting financial advisory fees. The Inducement Warrants are immediately exercisable and will be exercisable for five years from the date of issuance.

In accordance with ASC Topic 815 guidance on equity classified warrant modifications, the modification is consistent with the equity issuance classification under that guidance as the reason for the modification was to induce the holders of the warrants to cash exercise their warrants, which raised equity capital and generated gross proceeds of approximately $9.7 million. As the existing warrants and the Inducement Warrants issued on October 8, 2025 were classified as equity instruments before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $6.2 million (fair value of Inducement Warrants) as an equity issuance cost. The Company determined the fair value using the Black-Scholes-Morton pricing model with the following assumptions: stock price $5.14, volatility of 61.2%, risk-free interest rate of 3.74% and expected term of four years.

Year Ended December 31, 2024

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

Warrant activity for the years ended December 31, 2025 and 2024 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2024	19,443,314	$4.15
Issued	5,616,795	3.41
Exercised	(3,046,552)	(2.77)
Forfeited	(51,867)	(3.70)
Outstanding January 1, 2025	21,961,690	4.13
Issued	2,702,702	6.20
Exercised	(2,175,564)	(4.50)
Forfeited	-	-
Outstanding at December 31, 2025	22,488,828	$4.35

A summary of the warrants outstanding as of December 31, 2025 were as follows:

	December 31, 2025
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (In Years)	Price	Exercisable	Price
2,689,902	2.45	$1.77	2,689,902	$1.77
220,000	3.75	2.36	220,000	2.36
216,216	3.62	3.47	216,216	3.47
16,660,008	2.98	4.50	16,660,008	4.50
2,702,702	4.63	6.20	2,702,702	6.20
22,488,828	3.25	$4.35	22,488,828	$4.35

The significant weighted average assumptions relating to the valuation of the Company’s warrants issued for the years ended December 31, 2025 and 2024 were as follows:

	12/31/2025	12/31/2024
Dividend yield	0%	0%
Exercise price	$6.20	2.36 - 4.50
Expected life	4 years	4 -5 years
Expected volatility	61.2%	69%
Risk free interest rate	3.74%	3.77% - 4.36%

There were warrants outstanding and exercisable at December 31, 2025 totaling 22,488,828 shares with an aggregate intrinsic value of $3,129,290.

Earnout Liability

See Note 13 for common stock shares related to earnout liability.

7. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $191,440 and $198,500 of contributions during the years ended December 31, 2025 and 2024, respectively.

8. Related Party Transactions

Advances due to Founders

As of January 1, 2024, advances due to founders totaled $1,750,000. During 2024, Mr. Huang and Mr. Xu advanced Airship AI $2,100,000 and were repaid $2,550,000, with $1,300,000 recorded as advances from founders as of December 31, 2024. During 2025, Mr. Huang and Mr. Xu were repaid $650,000 each, with $0 recorded as advances from founders as of December 31, 2025.

Master Loan Agreement with Victor Huang

On September 27, 2024, we entered into a master loan agreement with Mr. Huang, whereby he may provide additional funding of up to $1,500,000 under certain terms and conditions. The agreement provides for interest of 6%. We agreed to pay interest for the 2024 advances of $11,913 and issued warrants to purchase up to 220,000 shares of common stock. The warrants have an exercise price of $2.36 per share, are exercisable immediately upon issuance and will expire in five years following the date of issuance. The $284,478 fair value of the warrant is recorded in permanent equity in the consolidated balance sheets and was fully expensed on the date of grant. There are no outstanding advances under the master loan agreement as of December 31, 2024. The master loan agreement was terminated September 2, 2025.

9. Commitments, Contingencies and Legal Proceedings

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently not a party to any pending legal proceeding that is not ordinary routine litigation incidental to its business.

Employment Agreements

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

On March 4, 2025, the Company entered into an employment agreement with Paul Allen to serve as its President, which provides for a base salary of $350,000. The term of the employment agreement is for a period of three years, which will be automatically extended for additional one-year periods unless either party gives the other party written notice of such party’s decision not to renew the term at least 90 days prior to the end of the initial three-year term or any renewal term Mr. Allen is also eligible to participate in annual performance-based bonus programs established from time to time by the Board, subject to the achievement by Mr. Allen and the Company of the applicable performance criteria set forth in the employment agreement and established for Mr. Allen by the Board. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Allen for good reason, as those terms are defined in the employment agreement, he is entitled to three months’ severance. In connection with entering into the employment agreement, Mr. Allen was granted ten-year options under our 2023 Equity Incentive Plan to purchase 100,000 shares of our common stock, which options vest immediately, at an exercise price equal to $3.27, being the fair market value on the date of grant. Mr. Allen was also granted ten-year options under the Plan to purchase 300,000 shares of our common stock, which options vest quarterly over four years, at an exercise price equal to $3.27, being the fair market value on the date of grant.

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

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of December 31, 2025 and 2024, total operating lease liabilities were approximately $863,744 and $943,703, respectively. Right of use assets totaled approximately $807,915 and $882,024 at December 31, 2025 and 2024, respectively. All of the lease current lease liabilities were $438,635 and $305,178 at December 31, 2025 and 2024, respectively. In the years ended December 31, 2025 and 2024, the Company recognized $449,644 and $430,084 in total lease costs for the leases, respectively. Cash paid for amounts included in the measurement of lease liabilities were $455,495 and $328,002, respectively, for the years ended December 31, 2025 and 2024. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was thirty-two months at December 31, 2025 and the weighted average discount rate was 7% as of December 31, 2025 and 2024.

The minimum future lease payments as of December 31, 2025 are as follows:

Years Ended December 31,
2026	$482,492
2027	432,285
2028	14,136
Total remaining payments	928,913
Less imputed interest	(65,169)
Total lease liability	$863,744

On September 7, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started August 1, 2024. The monthly payment is currently approximately $29,600 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on August 1, 2025 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. We do not believe that is reasonably certain that the lease will be extended.

On December 6, 2024, the Company entered into two separate office leases in Mooresville, North Carolina, the terms of which commenced on February 1, 2025. The Company leases an aggregate of 5,240 square feet and the net monthly payment is approximately $9,105. The leases expire January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

10. Income Taxes

For each of the years ended December 31, 2025 and 2024, the Company’s income tax expense was $0 and the effective tax rate was 0%.

The sources of income (loss) before income taxes are as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
United States	$30,045,637	$(56,798,677)
International	(724,274)	(666,213)
Income (loss) before income taxes	$29,321,363	$(57,464,890)

The components of the provision for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

Years Ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	-	-
Total current provision	-	-

Deferred:
Federal	-	-
State	-	-
Total deferred income taxes	-	-
Total provision for income taxes	$-	$-

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, the reconciliation of taxes at the federal statutory rate to the provision for income taxes for the year ended December 31, 2025 was as follows:

	Years Ended December 31,
	2025
	Amount	Percentage
U. S. Federal Statutory Tax Rate	$6,157,486	21.0%
Change in valuation allowance	986,027	3.4%
Non-taxable and non-deductible items
Share-based payment awards	310,948	1.0%
Change in fair value of earnout shares liability	(3,234,368)	(11.0)%
Change in warrants liability	(4,379,049)	(14.9)%
Other	158,956	0.5%
Total	$-	0.0%

For the year ended December 31, 2025, the Company’s effective tax rate differs from the federal statutory rate principally due to non-taxable revaluation of fair value of earnout shares and warrants liabilities, change in valuation allowance and other permanent differences being excluded from the determination of taxable loss

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differed from the statutory federal income tax rate as follows:

	Years Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
Change in valuation allowance	(1)%	6.0%
Share-based compensation	0.0%	5.0%
Non-taxable change in fair value of earnout shares liability	(7)%	(29.0)%
Non-taxable change in fair value of warrants liability	(12)%	(3.0)%
Other permanent differences	(1)%	0.0%
Effective tax rate	0.0%	0.0%

The components of net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	Years Ended December 31,
	2025	2024
Deferred tax assets:
Tax credit carryforward	$1,286,195	$1,286,195
Deferred revenue	619,888	1,042,047
Capitalized research and development costs	835,820	1,147,053
Net operating loss carry-forward	2,374,090	691,481
Capital loss carry-forward	50,460	52,560
Operating lease liability	181,386	198,178
Property and equipment and other	-	2,999
	5,347,839	4,420,513
Valuation allowance	(5,178,177)	(4,235,288)
Net deferred tax assets	$169,662	$185,225

Deferred tax liabilities:
Right-of-use-assets	(169,662)	(185,225)

Total net deferred tax assets	$-	$-

As of December 31, 2025 and 2024, the Company has a federal net operating loss carryforward totaling approximately $11,305,000 and $2,939,000. The federal net operating loss carryforward generated from the years ended after December 31, 2017 may be carried forward indefinitely. As of December 31, 2025 and 2024, R&D tax credit carryforwards total approximately $1,513,000 each year and begin to expire in 2036. Realization of the carryforwards is dependent on the Company generating sufficient taxable income and may also be subject to usage limitations to the extent there are changes in the Company’s ownership.

Significant judgment is required in determining the realizability of our deferred tax assets. The assessment of whether valuation allowances are required considers, among other matters, the nature, frequency and severity of any current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods, our experience with loss carry forwards not expiring unused and tax planning alternatives. In analyzing the need for valuation allowances, the Company first considered our history of cumulative operating results for income tax purposes over the past three years in each of the tax jurisdictions in which the Company operates, its financial performance in recent quarters, statutory carry forward periods and tax planning alternatives. In addition, the Company considered both its near-term and long-term financial outlook. After considering all available evidence (both positive and negative), the Company concluded that recognition of a valuation allowance for all of its deferred tax assets was required at December 31, 2025 and 2024. The valuation allowance increased by approximately $943,000 and $30,000 in 2025 and 2024, respectively. The increase during the current year is primarily related to net operating losses.

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

The Company evaluates uncertain tax positions using the “more likely than not” threshold (i.e., a likelihood of occurrence greater than fifty percent). The recognition threshold is met when an entity concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Those tax positions failing to qualify for initial recognition are classified as a gross unrecognized tax benefit until they meet the more likely than not standard or are resolved through negotiation or litigation with the taxing authority, or upon expiration of the statute of limitations. As of December 31, 2025 and 2024, the unrecognized tax benefit totals approximately $227,000 in each year.

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

The Company did not have any cash paid amount for income taxes, net of refunds for the year ended December 31, 2025.

The Company is subject to possible tax examination for the years 2014 through 2025.The Company is also subject to examination with respect to federal net operating loss carryforwards generated and carried forward from those years. There are currently no federal or state income tax audits in process.

11. Warrant Liability

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants.  On June 3, 2024, the Company permanently reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share.  The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of December 31, 2025, there were 515,000 private placement warrants and 16,145,008 public warrants outstanding. The public warrants will expire on December 21, 2028.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of December 31, 2025 and 2024:

December 31, 2025
	Number of	Exercise
	Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,008	$4.50	December 21, 2028	$12,916,006
Private Warrants	515,000	$4.50	December 21, 2028	$412,000

December 31, 2024
	Number of	Exercise
	Shares	Price	Expiration Date	Fair Value
Public Warrants	16,158,410	$4.50	December 21, 2028	$33,124,868
Private Warrants	515,000	$4.50	December 21, 2028	$1,055,750

The Company has reviewed the terms of the Public and Private Warrants to determine whether warrants should be classified as liabilities or stockholders’ equity in its consolidated balance sheet. In order for a warrant to be classified in stockholders’ equity, the warrant must be (a) indexed to the Company’s equity and (b) meet the conditions for equity classification in ASC 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Equity. If a warrant does not meet the conditions for equity classification, it is carried on the consolidated balance sheet as a warrant liability measured at fair value, with subsequent changes in the fair value of the warrant recorded in the statement of operations as change in fair value of warrants.  The Company determined that all warrants are required to be carried as a liability in the consolidated balance sheet at fair value, with changes in fair value recorded in the consolidated statement of operations. At the closing of the Merger on December 21, 2023, the warrants had an initial fair value of $2,009,105, which was recorded as liability and a reduction to additional paid in capital in the consolidated balance sheet. As of December 31, 2025 and 2024, the Private and Public Warrants had an aggregate fair value of $13,328,006 and $34,180,618. The Company recorded a gain of $20,852,612 and a loss of $33,512,633 due to change in the fair value of the warrant liability during the years ended December 31, 2025 and 2024, respectively.  See Note 13 – Fair Value Measurements for more information.

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

As of September 30, 2024, the Company determined the first operating performance milestone was achieved resulting in the vesting of 1,250,000 earnout shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025. The fair value of the 1,160,906 vested shares on the issuance date of $5,282,008 was determined using the Company’s closing trading price on January 7, 2025 and was reclassified from earnout liability to equity as additional paid in capital on the consolidated balance sheet. The remaining 89,094 shares that vested as of September 30, 2024 will continue to be valued on a recurring basis as a Level 1 instrument until issued. The remaining unvested earnout shares continue to be accounted for as liabilities until their respective triggering event occurs. As of December 31, 2024, the estimated fair value of the earnout liability was $23,304,808 and decreased to $2,620,933 as of December 31, 2025 primarily due to the common stock issued to settle approximately $5.3 million of earnout liability on January 7, 2025, the decrease in the Company’s share price and a decline in revenue, which resulted in a gain due to the change in fair value of the earnout liability during the year ended December 31, 2025 of approximately $15.4 million. During the year ended December 31, 2024, the Company recorded a loss from the change in fair value of the earnout liability of approximately $18.2 million. The Company records the gain and losses from the change in fair value of the earnout liability on the consolidated statements of operations and comprehensive loss. See Note 13– Fair Value Measurements for more information.

In addition, a portion of the earnout shares may be issued to individuals with unvested equity awards. While the payout of these shares requires the achievement of the earnout milestones, the individuals must complete the remaining service period associated with these unvested equity awards to be eligible to receive the earnout shares. As a result, these unvested earn-out shares are equity-classified awards and have an aggregated grant date fair value of $2,675,223 (or $5.96 per share). During each of the years ended December 31, 2025 and 2024, the Company stock-based compensation expense for the vesting of earnout shares was $535,044, respectively. As of December 31, 2025, unrecognized compensation cost related to unvested earnout shares totaled $1,605,136. The weighted average period over which this remaining compensation cost is expected to be recognized is 3 years.

13. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$257,481	$-	$2,363,452	$2,620,933
Warrant liability (Public Warrants)	12,916,006	-	-	12,916,006
Warrant liability (Private Warrants)	-	412,000	-	412,000
Total liabilities measured at fair value	$13,173,487	$412,000	$2,363,452	$15,948,939

		December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$7,825,000	$-	$15,479,808	$23,304,808
Warrant liability (Public Warrants)	33,124,868	-	-	33,124,868
Warrant liability (Private Warrants)	-	1,055,750	-	1,055,750
Total liabilities measured at fair value	$40,949,868	$1,055,750	$15,479,808	$57,485,426

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

	December 31, 2025	December 31, 2024
Stock price	$2.89	$6.26
Risk-free interest rate	3.55%	4.33%
Expected term (in years)	3	4
Expected volatility	55.8%	57.1%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on December 31, 2025.

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

On September 13, 2024, the vested earnout shares were transferred from Level 3 to Level 1 upon the Board approval of the achievement of the First Operating Performance Milestone (A,2). The fair value on the day of transfer was $3,400,000. There were no transfers of financial instruments between valuation levels during the year ended December 31, 2025. The changes in Level 3 liabilities measured at fair value for the years ended December 31, 2025 and 2024 were as follows:

	Level 3
	Beginning Balance	Unrealized and	Conversions /	Transfers out	Ending Balance as of
	January 1, 2025	Realized Gain	Settlements (a)	of Level 3	December 31, 2025

Liabilities-	$15,479,808	$(13,116,356)	$-	$-	$2,363,452
	$15,479,808	$(13,116,356)	$-	$-	$2,363,452

	Level 3
	Beginning Balance	Unrealized and	Conversions /	Transfers out	Ending Balance as of
	January 1, 2024	Realized Gain	Settlements (a)	of Level 3	December 31, 2024
Liabilities-
Earnout liability	$5,133,428	$13,746,380	$-	$(3,400,000)	$15,479,808
Senior Secured Convertible Promissory Notes	2,825,366	141,636	(2,967,002)	-	-
	$7,958,794	$13,888,016	$(2,967,002)	$(3,400,000)	$15,479,808

(a) The conversions and settlements represent the fair value of the Senior Secured Convertible Promissory Notes at the dates of conversion.

14. Earnings per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Years Ended,
	December 31, 2025	December 31, 2024
Net income (loss)	$29,321,363	$(57,464,890)

Weighted average shares outstanding-
Basic	32,413,133	24,585,955
Add: dilutive effect of stock options, SARs and warrants	6,268,268	-
Diluted	38,681,401	24,585,955

Income (loss) per share-
Basic	$0.90	$(2.34)
Diluted	$0.76	$(2.34)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

Anti-dilutive shares	December 31, 2025	December 31, 2024
Public Warrants	16,145,008	16,158,410
Private Warrants	515,000	515,000
Warrants	2,918,918	5,288,280
Outstanding stock options	2,235,750	5,527,559
Earnout shares	-	1,250,000
SARs	-	1,758,105
	21,814,676	30,497,354

The 3,750,000-remaining unvested earnout shares as of December 31, 2025 and 2024 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved. The 1,250,000 vested earnout shares are included as anti-dilutive shares for the year ended December 31, 2024 of which 1,160,906 were issued to applicable personnel on January 7, 2025.

15. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to December 31, 2025, there were no items that require recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2026	Airship AI Holdings, Inc.

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

SIGNATURE	TITLE	DATE

/s/ Victor Huang	Chief Executive Officer and Director (principal executive officer)	February 17, 2026
Victor Huang

/s/ Mark E. Scott	Chief Financial Officer (principal financial and accounting officer)	February 17, 2026
Mark E. Scott

/s/ Derek Xu	Chief Operating Officer and Director	February 17, 2026
Derek Xu

/s/ Peeyush Ranjan	Director	February 17, 2026
Peeyush Ranjan

/s/ Louis Lebedin	Director	February 17, 2026
Louis Lebedin
/s/ Amit Mital	Director	February 17, 2026
Amit Mital

81