Form 10-Q
period 2026-03-31
Airship AI Holdings, Inc.
filed 2026-05-08
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

As of May 8, 2026, there were a total of 34,439,562 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended March 31, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$12,567,574	$11,750,021
Accounts receivable, net of allowance for credit losses of $0	5,379,360	6,462,675
Prepaid expenses and other	309,808	294,191
Total current assets	18,256,742	18,506,887

OTHER ASSETS
Other assets	160,528	160,528
Operating lease right of use asset	705,564	807,915

TOTAL ASSETS	$19,122,834	$19,475,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,208,951	$1,149,811
Accrued expenses	53,835	27,966
Current portion of operating lease liability	449,980	438,635
Deferred revenue- current portion	5,488,260	4,668,105
Total current liabilities	7,201,026	6,284,517

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	308,396	425,109
Warrant liability	11,828,604	13,328,006
Earnout liability	3,347,120	2,620,933
Deferred revenue- non-current	3,638,801	3,966,407
Total liabilities	26,323,947	26,624,972

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 34,412,064 and 34,368,162 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3,439	3,434
Additional paid in capital	39,155,450	38,478,030
Accumulated deficit	(46,340,831)	(45,620,227)
Accumulated other comprehensive loss	(19,171)	(10,879)
Total stockholders' deficit	(7,201,113)	(7,149,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,122,834	$19,475,330

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

For the three months ended March 31, 2026 and 2025

 (Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	Unaudited	Unaudited
NET REVENUES:
Product	$3,949,335	$4,497,240
Post contract support	2,381,338	998,051
Other services	22,625	7,737
	6,353,298	5,503,028
COST OF NET REVENUES:
Cost of Sales	2,679,373	2,923,087
Post contract support	468,979	312,021
Other services	39,101	32,916
	3,187,453	3,268,024
GROSS PROFIT	3,165,845	2,235,004
RESEARCH AND DEVELOPMENT EXPENSES	843,696	719,382
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,903,719	3,229,979
TOTAL OPERATING EXPENSES	4,747,415	3,949,361
OPERATING LOSS	(1,581,570)	(1,714,357)
OTHER INCOME (EXPENSE) :
(Loss) gain from change in fair value of earnout liability	(726,187)	9,823,605
Gain from change in fair value of warrant liability	1,499,402	15,521,183
Interest income, net	87,751	77,554
Total other income, net	860,966	25,422,342

(LOSS) INCOME BEFORE PROVISON FOR INCOME TAXES	(720,604)	23,707,985

Provision for income taxes	-	-

NET (LOSS) INCOME	(720,604)	23,707,985

OTHER COMPREHENSIVE (LOSS)
Foreign currency (loss), net	(8,292)	(7,409)

TOTAL COMPREHENSIVE (LOSS) INCOME	$(728,896)	$23,700,576

NET (LOSS) INCOME PER SHARE:
Basic	$(0.02)	$0.75
Diluted	$(0.02)	$0.61

Weighted average shares of common stock outstanding
Basic	34,382,474	31,704,117
Diluted	34,382,474	38,820,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

 AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Deficit
Balance as of January 1, 2025	30,588,413	$3,056	$21,918,867	$(74,941,590)	$(3,470)	$(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)

Balance as of January 1, 2026	34,368,162	3,434	38,478,030	(45,620,227)	(10,879)	(7,149,642)
Stock-based compensation	-	-	666,064	-	-	666,064
Issuance of common stock for exercise of warrants	2	1	9	-	-	10
Issuance of common stock for stock options exercise	43,900	4	11,347	-	-	11,351
Foreign currency translation loss	-	-	-	-	(8,292)	(8,292)
Net loss	-	-	-	(720,604)	-	(720,604)
Balance as of March 31, 2026	34,412,064	$3,439	$39,155,450	$(46,340,831)	$(19,171)	$(7,201,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(720,604)	$23,707,985
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Stock-based compensation	666,064	428,286
Amortization of operating lease right of use asset	102,351	83,396
(Gain) from change in fair value of warrant liability	(1,499,402)	(15,521,183)
Loss (gain) from change in fair value of earnout liability	726,187	(9,823,605)
Changes in operating assets and liabilities:
Accounts receivable	1,083,315	(1,555,893)
Prepaid expenses and other	(15,617)	(49,428)
Operating lease liability	(105,368)	(83,750)
Accounts payable - trade and accrued expenses	85,009	1,429,270
Deferred revenue	492,549	(712,922)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	814,484	(2,097,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net	10	59,400
Repayment of advances from founders	-	(600,000)
Proceeds from stock option exercises	11,351	43,201

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,361	(497,399)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	825,845	(2,595,243)

Effect from exchange rate on cash	(8,292)	(7,409)

CASH AND CASH EQUIVALENTS, beginning of period	11,750,021	11,414,830

CASH AND CASH EQUIVALENTS, end of period	$12,567,574	$8,812,178

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Noncash investing and financing
Issuance of common stock for earnout shares	$-	$5,282,125
Recognition of operating right-of-use asset	$-	$304,339
Recognition of operating lease liability	$-	$304,339

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

Fair Value Transactions in Connection with Merger

As a result of the Merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 11– Fair Value Measurements for more information.

	Liability as of	Liability as of
	March 31, 2026	December 31, 2025

Earnout liability	$3,347,120	$2,620,933
Warrant liability (Public Warrants)	11,462,954	12,916,006
Warrant liability (Private Warrants)	365,650	412,000
Total liabilities measured at fair value	$15,175,724	$15,948,939

Other income related to instruments recorded at fair value during the three months ended March 31, 2026 and 2025
	$773,215	$25,344,788

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

The Company employed sixty five employees as of March 31, 2026. The employees are headquartered in Redmond, WA and are supported by a growing team at its Customer Center of Excellence located in Charlotte, NC. The Company employed nine research and development personnel in Taiwan as of March 31, 2026.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

The Company believes that all necessary adjustments, which consisted only of normal recurring items, have been included in the accompanying condensed financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the fiscal year ending December 31, 2026.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). For the three months ended March 31, 2026 and 2025, the Company did not incur any significant warranty expenses and as such a warranty reserve was not considered necessary as of March 31, 2026 and December 31, 2025.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendars days of the invoice date and may include options to renew. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $494,063 and $101,599, respectively, related to one-year support contracts. For the three months ended March 31, 2026 and 2025, the Company recognized revenue of $1,887,275 and $896,452, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $5,488,260 and $3,638,801, respectively, as of March 31, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407, respectively, as of December 31, 2025. Of the deferred revenue balance of $8,634,512 and $6,190,333 as of January 1, 2026 and 2025, the Company recognized approximately $1,307,074 and $985,548 during the three months ended March 31, 2026 and 2025, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of March 31, 2026 and December 31, 2025, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of March 31, 2026, December 31, 2025 and January 1, 2025 were $5,379,360, $6,462,675 and $1,226,757, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the three months ended March 31, 2026, the Company had revenue from forty eight customers and five customers represented 92% of total revenue. The primary reason for the high level of customer concentration for the three months ended March 31, 2026 was due to reliance on three customers for the three months ended March 31, 2026. As of March 31, 2026, three customers represent approximately 88% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the three months ended March 31, 2025, the Company had revenue from twenty customers and three customers represented 83% of total revenue. The primary reason for the high level of customer concentration for the three months ended March 31, 2025 was due to reliance on these three customers for the three months ended March 31, 2025. As of March 31, 2025, two customers represented approximately 94% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. The Company holds inventory for a short period of time and as of March 31, 2026 and 2025, it had no inventory in stock. Inventory value is primarily material costs and is valued at the lower of cost (first in, first out method) or net realizable value.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three months ended March 31, 2026 and 2025.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants have considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $843,696 and $719,382 for the three months ended March 31, 2026 and 2025, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of March 31, 2026 and December 31, 2025.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended March 31, 2026 and 2025 were $61,711 and $169,221, respectively.

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

Level 1— Quoted prices in active markets for identical assets and liabilities;

Level 2 — Inputs other than level one inputs that are either directly or indirectly observable; and

Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company initially recorded its earnout liability (unvested earnout shares) and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively. The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of March 31, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of March 31, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000. During the three months ended March 31, 2026 and 2025, the Company’s stock-based compensation expense for the vesting of earnout shares was $133,761. As of March 31, 2026, unrecognized compensation cost related to unvested earnout shares totaled $1,471,375. The weighted average period over which this remaining compensation cost is expected to be recognized is 2.75 years.

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

Income Taxes

Income taxes are accounted for using the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statements carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The Company’s ability to realize deferred tax assets depends upon future taxable income, as well as the limitations discussed below. For financial reporting purposes, a deferred tax asset must be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized prior to expiration. The Company considers historical and future taxable income, future reversals of existing taxable temporary differences, taxable income in prior carryback years, and ongoing tax planning strategies in assessing the need for valuation.

Comprehensive (Loss)

Comprehensive (loss) is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive (loss) of ($8,292) and ($7,409), respectively, related to foreign exchange translation for the three months ended March 31, 2026 and 2025, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In May 2026, the Company analyzed its cash requirements and operations at least through May 2027 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

Use of Estimates

In preparing these consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the calculation of revenue recognition, stock-based compensation, valuation of common stock, warrant liability, earnout share liabilities, accruals for potential liabilities including income taxes, valuation of deferred tax assets and valuation assumptions related to share-based compensation.

(Loss) Income Per Share

Basic (loss) income per share is based upon the net (loss) income for the three months ended March 31, 2026 and 2025 divided by the weighted average shares of common stock outstanding. Diluted net (loss) income per share is determined using the weighted average number of common shares and potential common shares (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the three months ended March 31, 2026 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 12—Earnings per share.

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

3. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended March 31, 2026 and 2025 consisted of approximately $3.9 million and $4.5 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time.

The Company’s remaining net revenue for the three months ended March 31, 2026 and 2025 of approximately $2.4 million and $1.0 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of March 31, 2026 and December 31, 2025, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $5,488,260 and $3,638,801 as of March 31, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407 as of December 31, 2025.

Remaining Performance Obligations

As of March 31, 2026 and December 31, 2025, the Company had approximately $9.1 million and $8.6 million, respectively, of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 60% of its remaining performance obligations as revenue in fiscal 2026 and the remaining 40% in fiscal 2027 and years thereafter.

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

4. Stockholders’ Deficit

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

Details on the common stock, preferred stock and equity incentive plans were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 17, 2026.

Preferred Stock

As of March 31, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

As of March 31, 2026 and December 31, 2025, there were 34,412,064 and 34,368,162 shares of common stock outstanding, respectively.

Three months Ended March 31, 2026

During the three months ended March 31, 2026, the Company had the following issuances of equity securities:

During the three months ended March 31, 2026, investors exercised warrants for 2 shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $9.

During the three months ended March 31, 2026, the Company issued an aggregate of 43,900 shares of common stock and received $11,351 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

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

2023 Amended and Restated Equity Incentive Plan

On December 4, 2023, the Company adopted the Airship AI Holdings, Inc. 2023 Equity Incentive Plan, which plan was approved by stockholders at the extraordinary general meeting held on December 19, 2023 in connection with the Merger. On October 15, 2025, the Company adopted the Airship AI Holdings, Inc. 2023 Amended and Restated Equity Incentive Plan (the “Equity Incentive Plan”), which increased the number of shares of common stock authorized for issuance pursuant to awards granted thereunder by 2,000,000 shares. The Equity Incentive Plan was approved by the Company’s stockholders at its annual meeting held on December 11, 2025.

The aggregate number of shares of common stock issued under the Equity Incentive Plan is 6,942,880. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The aggregate number of shares of common stock reserved for grant and issuance under the 2023 Plan is 4,574,684 as of March 31, 2026. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the three months ended March 31, 2026:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2026	6,792,880	$1.68
Granted	194,000	2.72
Exercised	(44,000)	(0.26)
Forfeitures	-	-
Outstanding as of March 31, 2026	6,942,880	$1.72

During the three months ended March 31, 2026, the Company granted stock options to 6 employees to purchase an aggregate of 194,000 shares of common stock with an exercise price of $2.72 of which 109,000 vest quarterly over four years and 85,000 were vested immediately. The 194,000 stock options granted expire during 2033.

During the three months ended March 31, 2026, the Company issued an aggregate of 43,900 shares of common stock and received $11,351 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2026:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,027,033	1.79	$0.12	2,027,033	$0.12	1.79
0.57	879,011	1.04	0.57	879,011	0.57	1.04
1.49-1.65	1,082,086	6.23	1.64	789,305	1.64	6.48
2.72-3.06	1,983,750	9.19	2.95	637,744	2.92	9.09
3.27-4.47	971,000	9.26	3.68	296,996	3.52	9.10
	6,942,880	5.55	$1.72	4,630,089	$1.07	3.92

There were 6,942,880 options to purchase common stock at an average exercise price of $1.72 per share outstanding as of March 31, 2026 under the 2023 Plan. The Company recorded $532,303 and $294,525 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2026 and 2025, respectively, in accordance with ASC 718.

As of March 31, 2026, there were $3,580,721 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 3 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the three months ended March 31, 2026:

Assumptions	3/31/2026
Exercise price	$2.72
Dividend yield	0%
Expected life	4 years
Expected volatility	78.4%
Risk free interest rate	3.61%

There were stock incentive plan awards outstanding at March 31, 2026 totaling 6,942,880 shares with an aggregate intrinsic value of $6,496,023.

Stock Appreciation Rights Plan

Related to the Share Exchange Agreement with Super Simple AI, Inc., on February 17, 2022, the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000, which was later adjusted to 2,637,150 stock appreciation rights (“SARs”) after the Merger.

As of March 31, 2026 and December 31, 2025, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the three months ended March 31, 2026 or the year ended December 31, 2025.

Warrants to Purchase Common Stock

See Note 9 for public and private placement warrants assumed after the Merger.

The Company had the following warrant activity during the three months ended March 31, 2026:

During the three months ended March 31, 2026, investors exercised warrants for 2 shares of the Company’s common stock and the Company received proceeds of $10.

Warrant activity for the three months ended March 31, 2026 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2025	21,961,690	$4.13
Issued	2,702,702	6.20
Exercised	(2,175,564)	(4.50)
Forfeited	-	-
Outstanding January 1, 2026	22,488,828	4.35
Issued	-	-
Exercised	(2)	(4.50)
Forfeited	-	-
Outstanding at March 31, 2026	22,488,826	$4.35

A summary of the warrants outstanding as of March 31, 2026 were as follows:

	March 31, 2026
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (In Years)	Price	Exercisable	Price
2,689,902	2.20	$1.77	2,689,902	$1.77
220,000	3.50	2.36	220,000	2.36
216,216	3.37	3.47	216,216	3.47
16,660,006	2.73	4.50	16,660,006	4.50
2,702,702	4.38	6.20	2,702,702	6.20
22,488,826	3.00	$4.35	22,488,826	$4.35

There were warrants outstanding at March 31, 2026 totaling 22,488,826 shares with an aggregate intrinsic value of $1,318,052.

Earnout Liability

See Note 10 for common stock shares related to earnout liability.

5. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $50,111 and $50,978 of contributions during the three months ended March 31, 2026 and 2025, respectively.

6. Related Party Transactions

There are no related party transactions outside of the ordinary course of business.

7. Commitments, Contingencies and Legal Proceedings

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

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use asses are recorded based upon the present value of the lease payments over the expected lease term. As of March 31, 2026 and December 31, 2025, total operating lease liabilities were approximately $758,376 and $863,744, respectively. Right of use assets totaled approximately $705,564 and $807,915 as of March 31, 2026 and December 31, 2025, respectively. In the three months ended March 31, 2026 and 2025, the Company recognized $116,162 and $102,417 in total lease costs for the leases, respectively. Cash paid for amounts included in the measurement of lease liabilities were $119,177 and $102,771, respectively, for the three months ended March 31, 2026 and 2025. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was twenty nine months at March 31, 2026. The weighted average discount rate was 7% as of March 31, 2026 and December 31, 2025.

The minimum future lease payments as of March 31, 2026 are as follows:

Years Ended March 31,
2027	$486,075
2028	323,661
Total remaining payments	809,736
Less imputed interest	(51,360)
Total lease liability	$758,376

On September 7, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started August 1, 2024. The monthly payment is currently approximately $29,600 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on August 1, 2025 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. We do not believe that it is reasonably certain that the lease will be extended.

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

8. Income Taxes

The Company recorded a provision for income taxes of $0 for the three months ended March 31, 2026 and 2025.

The Company’s effective tax rate was 0% for the three months ended March 31, 2026 and 2025. The difference between the effective tax rate and the federal statutory tax rate for the three months ended March 31, 2026 and 2025 primarily related to the valuation allowance on the Company’s deferred tax assets.

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

As of March 31, 2026 and December 31, 2025, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

9. Warrant Liability

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, the Company reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, the Company further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. Details on the warrant liability were disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 17, 2026. The public warrants will expire on December 21, 2028.

As of March 31, 2026 and December 31, 2025, the Private and Public Warrants had an aggregate fair value of $11,828,604 and $13,328,006, respectively. The Company recorded a gain of $1,499,402 and $15,521,183 due to change in the fair value of the warrant liability during the three months ended March 31, 2026 and 2025, respectively.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of March 31, 2026 and December 31, 2025, respectively:

March 31, 2026
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,006	$4.50	December 21, 2028	$11,462,954
Private Warrants	515,000	$4.50	December 21, 2028	$365,650

December 31, 2025
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,008	$4.50	December 21, 2028	$12,916,006
Private Warrants	515,000	$4.50	December 21, 2028	$412,000

See Note 11 – Fair Value Measurements for more information.

10. Earnout Liability

At the closing of the Merger, the Airship AI securityholders that hold shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs had the contingent right to receive up to 5,000,000 earnout shares of the Company’s common stock if certain earnout milestones are met. Refer to the Company’s annual report on Form 10-K filed with the SEC on February 17, 2026 for more information.

As of March 31, 2026, the estimated fair value of the earnout liability increased to $3,347,120 primarily due to the increase in the volatility factor to 78.4%, offset by a decrease in the Company’s share price, which resulted in a loss due to the change in fair value of the earnout liability during the three months ended March 31, 2026 of approximately $726,187 and is recorded on the consolidated statements of operations and comprehensive (loss) income.

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

11. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$201,352	$-	$3,145,768	$3,347,120
Warrant liability (Public Warrants)	11,462,954	-	-	11,462,954
Warrant liability (Private Warrants)	-	365,650	-	365,650
Total liabilities measured at fair value	$11,664,306	$365,650	$3,145,768	$15,175,724

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025:

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	March 31, 2026	December 31, 2025
Stock price	$2.26	$2.89
Risk-free interest rate	3.80%	3.55%
Expected term (in years)	2.75	3
Expected volatility	78.4%	55.8%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on March 31, 2026.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2026 and 2025.

12. Earnings per Share

The following table sets forth the computation of basic and diluted net (loss) income per share attributable to common stockholders:

	Three Months Ended,
	March 31, 2026	March 31, 2025
Net (loss) income	$(720,604)	$23,707,985

Weighted average shares outstanding-
Basic	34,382,474	31,704,117
Add: dilutive effect of stock options, SARs and warrants	-	7,116,722
Diluted	34,382,474	38,820,839

(Loss) income per share-
Basic	$(0.02)	$0.75
Diluted	$(0.02)	$0.61

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

Anti-dilutive shares	March 31, 2026	March 31, 2025
Public Warrants	16,145,006	16,145,210
Private Warrants	515,000	515,000
Warrants	3,138,918	2,162,162
Outstanding stock options	2,954,750	25,000
	22,753,674	18,847,372

The 3,750,000 remaining unvested earnout shares as of March 31, 2026 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

13. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to March 31, 2026, there were no material transactions that occurred that would require recognition or disclosure in the financial statements.

On April 20, 2026, the Company extended the maturity date of stock option grants for four employees and a director for 4,860,197 shares by five years.

On April 20, 2026, the Company entered into an employment agreement with Yanda Ma to serve as its Chief Technology Officer, which provides for a base salary of $300,000. The term of the employment agreement is for a period of three years, which will be automatically extended for additional one-year periods unless either party gives the other party written notice of such party’s decision not to renew the term at least 90 days prior to the end of the initial three-year term or any renewal term. Mr. Ma is also eligible to participate in annual performance-based bonus programs established from time to time by the Board, subject to the achievement by Mr. Ma and the Company of the applicable performance criteria set forth in the employment agreement and established for Mr. Ma by the Board. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Ma for good reason, as those terms are defined in the employment agreement, he is entitled to three months’ severance. In connection with entering into the employment agreement, Mr. Ma was granted ten-year options under our 2023 Equity Incentive Plan to purchase 400,000 shares of our common stock, which options vest quarterly over four years, at an exercise price equal to $2.49, being the fair market value on the date of grant.

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

Recent Developments

Backlog and Pipeline

Backlog as of May 6, 2026 was approximately $4.6 million, representing firm fixed price contracts awarded in the first quarter of 2026 that will be shipped and invoiced through the remainder of 2026.

Our total validated pipeline as of March 31, 2026 was $165.3 million, consisting of single and multi-year opportunities for AI-driven edge, video, and sensor and data management platform across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months.

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

Fair Value Transactions in Connection with Merger

As a result of the merger, we entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 11– Fair Value Measurements for more information.

	Liability as of	Liability as of
	March 31, 2026	December 31, 2025

Earnout liability	$3,347,120	$2,620,933
Warrant liability (Public Warrants)	11,462,954	12,916,006
Warrant liability (Private Warrants)	365,650	412,000
Total liabilities measured at fair value	$15,175,724	$15,948,939

Other income related to instruments recorded at fair value during the three months ended March 31, 2026 and 2025
	$773,215	$25,344,788

Private Placement and Public Warrants in Connection with Merger

At the Merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, we further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of March 31, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2026 and 2025.

(dollars in thousands)

	Three Months Ended,
	2026	2025	$ Variance	% Variance

Net revenues	$6,353	$5,503	$850	15.4%
Cost of net revenues	3,187	3,268	81	2.5%
Gross profit	3,166	2,235	931	41.7%
Research and development expenses	844	719	(125)	-17.4%
Selling, general and administrative expenses	3,904	3,230	(674)	-20.9%
Total operating expenses	4,748	3,949	(799)	-20.2%
Operating loss	(1,582)	(1,714)	132	7.7%
Other income (expense):
(Loss) gain from change in fair value of earnout liability	(726)	9,824	(10,550)	-107.4%
Gain change in fair value of warrant liability	1,499	15,521	(14,022)	90.3%
Interest income, net	88	77	11	14.3%
Total other income, net	861	25,422	(24,561)	96.6%
(Loss) income before provision for income taxes	(721)	23,708	(24,429)	-103.0%
Provision for income taxes	-	-	-	-
Net (loss) income	$(721)	$23,708	$(24,429)	-103.0%

Net Revenues — Net revenues for the three months ended March 31, 2026 increased $850,000 to $6,353,000 as compared to $5,503,000 for the three months ended March 31, 2025. The increase was due increased commercial orders.

On January 20, 2025, President Trump signed an executive order creating an advisory commission, the Department of Government Efficiency, to reform federal government processes and reduce expenditures. Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities and spending levels, could adversely affect staffing levels and the funding for government projects. Disruptions in how the government agencies operate due to these policies is materially affecting our government business.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended March 31, 2026, cost of sales decreased $81,000 to $3,187,000 as compared to $3,268,000 for the three months ended March 31, 2025. The decrease was due product mix with increased higher margin commercial sales during the three months ended March 31, 2026, offset by raw material cost increases.

Research and Development Expenses — Research and development expenses for the three months ended March 31, 2026 increased $125,000 to $844,000 as compared to $719,000 for the three months ended March 31, 2025. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended March 31, 2026 increased $674,000 to $3,904,000 as compared to $3,230,000 for the three months ended March 31, 2025. The increase is primarily due to an increase in stock-based compensation expense of $238,000 and other personnel costs.

Other Income (Expense) — Other income for the three months ended March 31, 2026 was $861,000 as compared to other income for the three months ended March 31, 2025 was $25,422,000. Other income for the three months ended March 31, 2026 consisted of (i) loss from change in fair value of earnout liability of $726,000; (ii) gain from change in fair value of warrant liability of $1,499,000; and (iii) interest income of $88,000. The loss from change in fair value of earnout liability resulted from the increase in the volatility factor to 78.4%, offset by a decrease in the our share price. The income from change in fair value of warrant liability was primarily the result of a decrease in our stock price.

Other income for the three months ended March 31, 2025 consisted of (i) gain from change in fair value of earnout liability of $9,824,000; (ii) gain from change in fair value of warrant liability of $15,521,000; (iii) other income of $77,000. The gain from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Net (Loss)Income — Net (loss) for the three months ended March 31, 2026 was $721,000 as compared to a net income of $23,708,000 for the three months ended March 31, 2025. The net loss primarily related to increases in selling, general and administrative and research and development expenses.

Net income for the three months ended March 31, 2025 primarily related to noncash items of $24,833,000. Noncash items included (i) gain from change in warrant liability of $15,521,000; and (ii) gain from change in earnout liability of $9,823,000; and offset by (iii) stock based compensation of $428,000; and (iv) net amortization of operating lease right of use assets of $83,000.

Liquidity and Capital Resources as of March 31, 2026 and 2025

Liquidity is our ability to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $46 million as of March 31, 2026.

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

Operating Activities

Net cash generated by operating activities for the three months ended March 31, 2026 was $814,000. This amount was primarily related to (i) net loss of $721,000; and (ii) noncash items of $5,000; offset by (iii) operating assets and liabilities changes of $1,540,000 (including a $493,000 increase in deferred revenues). Noncash items included (iv) gain from change in warrant liability of $1,499,000; and offset by (v) loss from change in earnout liability of $726,000; (vi) stock based compensation of $666,000; and (vii) net amortization of operating lease right of use asset of $102,000.

Net cash used in operating activities for the three months ended March 31, 2025 was $2,098,000. This amount was primarily related to (i) net income of $23,708,000; and offset by (ii) operating assets and liabilities reductions of $973,000 (including a $713,000 reduction in deferred revenues); and (iii) noncash items of $24,833,000. Noncash items included (iv) gain from change in warrant liability of $15,521,000; and (v) gain from change in earnout liability of $9,823,000; and offset by (vi) stock based compensation of $428,000; and (vii) net amortization of operating lease right of use assets of $83,000.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $11,000 and consisted of proceeds from stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2025 was $497,000 and consisted of (i) repayment of advances by founders of $600,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $43,000.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$809,736	$486,075	$323,661

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the three months ended March 31, 2026 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Our market risks are similar to those disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and our other filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three months ended March 31, 2026.

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

Date: May 8, 2026
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

