Form 10-Q
period 2026-06-30
Airship AI Holdings, Inc.
filed 2026-08-06
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

_____________________________________________________________________
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

As of August 6, 2026, there were a total of 34,439,562 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended June 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$12,365,685	$11,750,021
Accounts receivable, net of allowance for credit losses of $0	3,746,980	6,462,675
Inventory	843,590	-
Prepaid expenses and other	23,766	294,191
Total current assets	16,980,021	18,506,887

OTHER ASSETS
Other assets	160,528	160,528
Operating lease right of use asset	600,951	807,915

TOTAL ASSETS	$17,741,500	$19,475,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$510,613	$1,149,811
Accrued expenses	53,215	27,966
Current portion of operating lease liability	461,538	438,635
Deferred revenue- current portion	4,314,602	4,668,105
Total current liabilities	5,339,968	6,284,517

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	189,210	425,109
Warrant liability	12,661,605	13,328,006
Earnout liability	3,540,252	2,620,933
Deferred revenue- non-current	4,634,237	3,966,407
Total liabilities	26,365,272	26,624,972

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT:
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 34,439,562 and 34,368,162 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3,441	3,434
Additional paid in capital	40,151,160	38,478,030
Accumulated deficit	(48,747,391)	(45,620,227)
Accumulated other comprehensive loss	(30,982)	(10,879)
Total stockholders' deficit	(8,623,772)	(7,149,642)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,741,500	$19,475,330

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES:
Product	$2,497,120	$728,978	$6,446,455	$4,770,694
Post contract support	1,612,883	1,375,372	3,994,221	2,828,947
Other services	13,782	42,540	36,407	50,277
	4,123,785	2,146,890	10,477,083	7,649,918
COST OF NET REVENUES:
Cost of sales	576,471	273,721	3,255,844	3,217,328
Post contract support	438,283	332,769	907,262	624,270
Other services	11,283	7,883	50,384	40,799
	1,026,037	614,373	4,213,490	3,882,397
GROSS PROFIT	3,097,748	1,532,517	6,263,593	3,767,521
RESEARCH AND DEVELOPMENT EXPENSES	854,196	740,571	1,697,892	1,459,953
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,734,211	2,813,827	7,637,930	6,043,806
TOTAL OPERATING EXPENSES	4,588,407	3,554,398	9,335,822	7,503,759
OPERATING LOSS	(1,490,659)	(2,021,881)	(3,072,229)	(3,736,238)
OTHER INCOME (EXPENSE) :
(Loss) gain from change in fair value of earnout liability	(193,132)	(7,301,585)	(919,319)	2,522,020
(Loss) gain from change in fair value of warrant liability	(833,001)	(14,494,184)	666,401	1,026,999
Interest income, net	110,232	60,599	197,983	138,153
Total other (expense) income, net	(915,901)	(21,735,170)	(54,935)	3,687,172

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,406,560)	(23,757,051)	(3,127,164)	(49,066)

Provision for income taxes	-	-	-	-

NET (LOSS)	(2,406,560)	(23,757,051)	(3,127,164)	(49,066)

OTHER COMPREHENSIVE (LOSS)
Foreign currency (loss), net	(11,811)	-	(20,103)	(7,409)

TOTAL COMPREHENSIVE (LOSS)	$(2,418,371)	$(23,757,051)	$(3,147,267)	$(56,475)

NET (LOSS) PER SHARE:
Basic	$(0.07)	$(0.75)	$(0.09)	$(0.00)
Diluted	$(0.07)	$(0.75)	$(0.09)	$(0.00)

Weighted average shares of common stock outstanding
Basic	34,435,232	31,873,639	34,408,949	31,789,346
Diluted	34,435,232	31,873,639	34,408,949	31,789,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

		Common	Additional		Other Comprehensive	Total
	Common	Stock	Paid in	Accumulated	Income	Stockholders'
	Stock	$	Capital	Deficit	(Loss)	Deficit
Balance as of January 1, 2025	30,588,413	$3,056	$21,918,867	$(74,941,590)	$(3,470)	$(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)
Stock-based compensation	-	-	372,139	-	-	372,139
Issuance of common stock for exercise of warrants	100	-	450	-	-	450
Issuance of common stock for stock options exercise	64,525	6	14,615	-	-	14,621
Net loss	-	-	-	(23,757,051)	-	(23,757,051)
Balance as of June 30, 2025	31,909,096	$3,188	$28,118,957	$(74,990,656)	$(10,879)	$(46,879,390)

Balance as of January 1, 2026	34,368,162	3,434	38,478,030	(45,620,227)	(10,879)	(7,149,642)
Stock-based compensation	-	-	666,064	-	-	666,064
Issuance of common stock for exercise of warrants	2	1	9	-	-	10
Issuance of common stock for stock options exercise	43,900	4	11,347	-	-	11,351
Foreign currency translation loss	-	-	-	-	(8,292)	(8,292)
Net loss	-	-	-	(720,604)	-	(720,604)
Balance as of March 31, 2026	34,412,064	3,439	39,155,450	(46,340,831)	(19,171)	(7,201,113)
Stock-based compensation	-	-	950,616	-	-	950,616
Issuance of common stock for stock options exercise	27,498	2	45,094	-	-	45,096
Foreign currency translation loss	-	-	-	-	(11,811)	(11,811)
Net loss	-	-	-	(2,406,560)	-	(2,406,560)
Balance as of June 30, 2026	34,439,562	$3,441	$40,151,160	$(48,747,391)	$(30,982)	$(8,623,772)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,127,164)	$(49,066)
Adjustments to reconcile net (loss) to net cash provided by
(used in) operating activities
Stock-based compensation	1,616,680	800,425
Amortization of operating lease right of use asset	206,964	180,004
Gain from change in fair value of warrant liability	(666,401)	(1,026,999)
Loss (gain) from change in fair value of earnout liability	919,319	(2,522,020)
Changes in operating assets and liabilities:
Accounts receivable	2,715,695	(1,330,670)
Inventory	(843,590)	-
Prepaid expenses and other	270,425	(26,775)
Operating lease liability	(212,996)	(180,711)
Accounts payable - trade and accrued expenses	(613,949)	(369,056)
Deferred revenue	314,327	606,049
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	579,310	(3,918,819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net	10	59,850
Repayment of advances from founders	-	(1,300,000)
Proceeds from stock option exercises	56,447	57,822

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,457	(1,182,328)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	635,767	(5,101,147)

Effect from exchange rate on cash	(20,103)	(7,409)

CASH AND CASH EQUIVALENTS, beginning of period	11,750,021	11,414,830

CASH AND CASH EQUIVALENTS, end of period	$12,365,685	$6,306,274

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Noncash investing and financing
Issuance of common stock for earnout shares	$-	$5,282,125
Recognition of operating right-of-use asset	$-	$304,339
Recognition of operating lease liability	$-	$304,339

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

Fair Value Transactions in Connection with Merger

As a result of the Merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 12– Fair Value Measurements for more information.

	Liability as of	Liability as of
	June 30, 2026	December 31, 2025

Earnout liability	$3,540,252	$2,620,933
Warrant liability (Public Warrants)	12,270,205	12,916,006
Warrant liability (Private Warrants)	391,400	412,000
Total liabilities measured at fair value	$16,201,857	$15,948,939

Other income related to instruments recorded at fair value during the three months ended June 30, 2026 and 2025	$(1,026,133)	$(21,795,769)

Other income related to instruments recorded at fair value during the six months ended June 30, 2026 and 2025	$(252,918)	$3,549,019

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

The Company employed sixty-seven employees as of June 30, 2026. The employees are headquartered in Redmond, WA and are supported by a team at its Customer Center of Excellence located in Charlotte, NC. The Company employed nine research and development personnel in Taiwan as of June 30, 2026.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated.

The Company has prepared the condensed consolidated financial statements included herein pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures herein are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Historically, the Company has not incurred any significant warranty expenses and as such, a warranty reserve was not considered necessary as of June 30, 2026 and December 31, 2025.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendar days of the invoice date and may include options to renew. For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $514,013 and $475,551, respectively, related to one-year support contracts. For the three months ended June 30, 2026 and 2025, the Company recognized revenue of $1,098,870 and $899,820, respectively, related to multi-year support contracts. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $1,008,076 and $577,150, respectively, related to one-year support contracts. For the six months ended June 30, 2026 and 2025, the Company recognized revenue of $2,986,145 and $2,251,797, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $4,314,602 and $4,634,237, respectively, as of June 30, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407, respectively, as of December 31, 2025. Of the deferred revenue balance of $8,634,512 and $6,190,333 as of January 1, 2026 and 2025, the Company recognized  $1,163,690 and $460,393 during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $2,470,764 and $1,123,100 during the six months ended June 30, 2026 and 2025, respectively.

Accounts Receivable and Provision for Credit Losses

The Company generally sells its products to large governmental entities and large corporations in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing.

The Company determines estimates of uncollectible accounts receivable based primarily on actual historical bad debt, customers’ financial condition and general economic conditions. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses, as well as current economic and business conditions, and anticipated future economic events that may impact collectability. In developing its expected credit loss estimate, the Company evaluated the appropriate grouping of financial assets based upon its evaluation of risk characteristics, including consideration of the types of products and services sold. Account balances are written off against the allowance for expected credit losses after all means of collection have been exhausted and the potential for recovery is considered remote.

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of June 30, 2026 and December 31, 2025, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of June 30, 2026, December 31, 2025 and January 1, 2025 were $3,746,980, $6,462,675 and $1,226,757, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the six months ended June 30, 2026, the Company had revenue from ninety three customers and five customers represented 88% of total revenue. The primary reason for the high level of customer concentration for the six months ended June 30, 2026 was due to reliance on five customers for the six months ended June 30, 2026. As of June 30, 2026, three customers represented approximately 83% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

For the six months ended June 30, 2025, the Company had revenue from thirty customers and two customers represented 65% of total revenue. The primary reason for the high level of customer concentration for the six months ended June 30, 2025 was due to reliance on these two customers for the six months ended June 30, 2025. As of June 30, 2025, one customer represented approximately 83% of outstanding account receivables. Due to the nature of the customers and timely payment history, customer concentration and credit risk in account receivables is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers and AI hardware, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. Inventory is recorded on a first in first out basis. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three months ended June 30, 2026 and 2025.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants have considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $854,196 and $740,571 for the three months ended June 30, 2026 and 2025, respectively, on development activities. The Company incurred research and development expenses of $1,697,892 and $1,459,953 for the six months ended June 30, 2026 and 2025, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of June 30, 2026 and December 31, 2025.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended June 30, 2026 and 2025 were $43,962 and $55,694, respectively. Advertising and marketing costs for the six months ended June 30, 2026 and 2025 were $105,673 and $224,915, respectively.

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

The Company initially recorded its earnout liability (unvested earnout shares) and the warrants that were issued with the notes at fair value, remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of June 30, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of June 30, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000. During the three months ended June 30, 2026 and 2025, the Company’s stock-based compensation expense for the vesting of earnout shares was $133,761. As of June 30, 2026, unrecognized compensation cost related to unvested earnout shares totaled $1,337,614. The weighted average period over which this remaining compensation cost is expected to be recognized is 2.5 years.

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

Comprehensive (Loss)

Comprehensive (loss) is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive (loss) of ($11,811) and ($0), respectively, related to foreign exchange translation for the three months ended June 30, 2026 and 2025, respectively. There was other comprehensive (loss) of ($20,103) and ($7,409), respectively, related to foreign exchange translation for the six months ended June 30, 2026 and 2025, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In August 2026, the Company analyzed its cash requirements and operations at least through August 2027 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

(Loss) Per Share

Basic (loss) per share is based upon the net (loss) for the three and six months ended June 30, 2026 and 2025 divided by the weighted average shares of common stock outstanding. Diluted net (loss) per share is determined using the weighted average number of shares of common stock and potential common stock (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. Common stock equivalents for the three and six months ended June 30, 2026 and 2025 are not included in the calculation of diluted earnings (loss) per share given the Company incurred a loss and they are anti-dilutive. See Note 13—Earnings per share.

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

3. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended June 30, 2026 and 2025 consisted of approximately $2.5 million and $0.7 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s net revenues for the six months ended June 30, 2026 and 2025 consisted of approximately $6.4 million and $4.8 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time.

The Company’s remaining net revenue for the three months ended June 30, 2026 and 2025 of approximately $1.6 million and $1.4 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar. The Company’s remaining net revenue for the six months ended June 30, 2026 and 2025 of approximately $4 million and $2.8 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of June 30, 2026 and December 31, 2025, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $4,314,602 and $4,634,237, respectively, as of June 30, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407, respectively, as of December 31, 2025.

Remaining Performance Obligations

As of June 30, 2026 and December 31, 2025, the Company had approximately $8.9 million and $8.6 million, respectively, of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 48% of its remaining performance obligations as revenue during the next twelve months and the remaining 52% in the second half of fiscal 2027 and years thereafter.

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

4. Inventory

Inventory was $843,590 and $0, respectively, as of June 30, 2026 and December 31, 2025. Inventory primarily consists of computer servers and AI hardware.

5. Stockholders’ Deficit

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

Preferred Stock

As of June 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

As of June 30, 2026 and December 31, 2025, there were 34,439,562 and 34,368,162 shares of common stock outstanding, respectively.

Six months Ended June 30, 2026

During the six months ended June 30, 2026, the Company had the following issuances of equity securities:

During the six months ended June 30, 2026, investors exercised warrants for two shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $10.

During the six months ended June 30, 2026, the Company issued an aggregate of 71,398 shares of common stock and received $56,447 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

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

The aggregate number of shares of common stock issued under the  Equity Incentive Plan is 7,340,382. Such aggregate number of shares of stock will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The aggregate number of shares of common stock reserved for grant and issuance under the Equity Incentive Plan is 4,149,684 as of June 30, 2026. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the six months ended June 30, 2026:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2026	6,792,880	$1.68
Granted	619,000	2.55
Exercised	(71,498)	(0.79)
Forfeitures	-	-
Outstanding as of June 30, 2026	7,340,382	$1.76

During the six months ended June 30, 2026, the Company granted stock options to eight employees and consultants to purchase an aggregate of 619,000 shares of common stock with an exercise price of $2.55 of which 509,000 vest  quarterly over four years and 110,000 were vested immediately. The 619,000 stock options granted expire during 2033.

On April 20, 2026, the Company modified 4,860,197 previously issued stock options held by four employees and a director by extending the contractual term by five years. The Company recorded incremental stock-based compensation of $379,045 related to this modification.

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2026:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,027,033	1.54	$0.12	2,027,033	$0.12	1.54
0.57	879,011	0.79	0.57	879,011	0.57	0.79
1.49-1.65	1,054,588	5.98	1.64	809,821	1.64	6.20
2.27-2.49	425,000	9.77	2.48	50,000	2.38	9.76
2.72-3.06	1,983,750	8.94	2.95	807,181	2.93	8.89
3.27-4.47	971,000	9.01	3.68	351,432	3.56	8.88
	7,340,382	5.55	$1.76	4,924,478	$1.18	3.99

There were 7,340,382 options to purchase common stock at an average exercise price of $1.76 per share outstanding as of June 30, 2026 under the Equity Incentive Plan. The Company recorded $970,113 and $800,425 of compensation expense, net of related tax effects, relative to stock options for the six months ended June 30, 2026 and 2025, respectively, in accordance with ASC 718.

As of June 30, 2026, there were $3,600,228 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 2-3 years.

The significant weighted-average assumptions relating to the valuation of the Company’s stock option grants were as follows for the three months ended June 30, 2026:

Assumptions	6/30/2026
Exercise price	$2.27-2.49
Dividend yield	0%
Expected life	1-4 years
Expected volatility	76.8%
Risk free interest rate	3.68-3.79%

There were stock incentive plan awards outstanding at June 30, 2026 totaling 7,340,382 shares with an aggregate intrinsic value of $6,993,856.

Stock Appreciation Rights Plan

On February 17, 2022, in connection with the Share Exchange Agreement with Super Simple AI, Inc., , the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000 stock appreciation rights (“SARs”), which number was later adjusted to 2,637,150 SARs after the Merger.

As of June 30, 2026 and December 31, 2025, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the three months ended June 30, 2026 or the year ended December 31, 2025.

Warrants to Purchase Common Stock

See Note 10 for public and private placement warrants assumed after the Merger.

The Company had the following warrant activity during the three months ended June 30, 2026:

During the three months ended June 30, 2026, investors exercised warrants for two shares of the Company’s common stock and the Company received proceeds of $10.

Warrant activity for the six months ended June 30, 2026 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2026	22,488,828	4.35
Issued	-	-
Exercised	(2)	(4.50)
Forfeited	-	-
Outstanding at June 30, 2026	22,488,826	$4.35

A summary of the warrants outstanding as of June 30, 2026 were as follows:

	June 30, 2026
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (In Years)	Price	Exercisable	Price
2,689,902	1.95	$1.77	2,689,902	$1.77
220,000	3.25	2.36	220,000	2.36
216,216	3.12	3.47	216,216	3.47
16,660,006	2.48	4.50	16,660,006	4.50
2,702,702	4.13	6.20	2,702,702	6.20
22,488,826	2.75	$4.35	22,488,826	$4.35

There were warrants outstanding at June 30, 2026 totaling 22,488,826 shares with an aggregate intrinsic value of $1,674,339.

Earnout Liability

See Note 11 for shares of common stock related to earnout liability.

6. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 3.5% match on up to 6% of deferred salary. The Company expensed $54,741 and $55,668 of contributions during the three months ended June 30, 2026 and 2025, respectively. The Company expensed $104,852 and $106,646 of contributions during the six months ended June 30, 2026 and 2025, respectively.

7. Related Party Transactions

There are no related party transactions outside of the ordinary course of business.

8. Commitments, Contingencies and Legal Proceedings

Legal Proceedings

The Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently not a party to any pending legal proceedings that is not ordinary routine litigation incidental to its business.

Employment Agreement

On April 20, 2026, the Company entered into an employment agreement with Yanda Ma to serve as its Chief Technology Officer, which provides for a base salary of $300,000. The term of the employment agreement is for a period of three years, which will be automatically extended for additional one-year periods unless either party gives the other party written notice of such party’s decision not to renew the term at least 90 days prior to the end of the initial three-year term or any renewal term. Mr. Ma is also eligible to participate in annual performance-based bonus programs established from time to time by the Board, subject to the achievement by Mr. Ma and the Company of the applicable performance criteria set forth in the employment agreement and established for Mr. Ma by the Board. The employment agreement is terminable by either party at any time. In the event of termination by us without cause or by Mr. Ma for good reason, as those terms are defined in the employment agreement, he is entitled to three months’ severance. In connection with entering into the employment agreement, Mr. Ma was granted ten-year options under our 2023 Equity Incentive Plan to purchase 400,000 shares of our common stock, which options vest quarterly over four years at an exercise price of $2.49, the fair market value on the date of grant.

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

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of June 30, 2026 and December 31, 2025, total operating lease liabilities were  $650,748 and $863,744, respectively. Right of use assets totaled  $600,951 and $807,915 as of June 30, 2026 and December 31, 2025, respectively. In the three months ended June 30, 2026 and 2025, the Company recognized $116,562 and $115,742 in total lease costs for the leases, respectively. In the six months ended June 30, 2026 and 2025, the Company recognized $232,723 and $218,159 in total lease costs for the leases, respectively. Cash paid for amounts included in the measurement of lease liabilities were $119,577 and $116,096, respectively, for the three months ended June 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities were $238,754 and $218,868, respectively, for the six months ended June 30, 2026 and 2025. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was twenty six months at June 30, 2026. The weighted average discount rate was 7% as of June 30, 2026 and December 31, 2025.

The minimum future lease payments as of June 30, 2026 are as follows:

Years Ended June 30,
2027	$489,670
2028	200,489
Total remaining payments	690,159
Less imputed interest	(39,411)
Total lease liability	$650,748

On September 7, 2023, the Company entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started August 1, 2024. The monthly payment is currently approximately $29,600 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on August 1, 2025 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. The option must be exercised by October 31, 2026. We do not believe that it is reasonably certain that the lease will be extended.

On December 6, 2024, the Company entered into two separate office leases in Mooresville, North Carolina, the terms of which commenced on February 1, 2025. The Company leases an aggregate of 5,240 square feet and the net monthly payment is  $9,105. The leases expire January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

9. Income Taxes

The Company recorded a provision for income taxes of $0 for the three and six months ended June 30, 2026 and 2025.

The Company’s effective tax rate was 0% for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

On July 4, 2025, the United States enacted federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”). The OBBB Act makes permanent certain elements of the Tax Cuts and Jobs Act, including immediate expensing of U.S. research and experimentation expenditures, various modifications to the international tax framework, and updates to executive compensation aggregation rules under Section 162(m) of the Internal Revenue Code. The Company evaluated the impact of the OBBB Act on its tax provision, valuation allowance, and uncertain tax positions. The OBBB Act did not have a material impact on the Company's financial statements. The Company maintains a full valuation allowance, and any change in net deferred tax assets from the OBBB Act would be accompanied by a corresponding adjustment to the valuation allowance.

10. Warrant Liability

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

As of June 30, 2026 and December 31, 2025, the Private and Public Warrants had an aggregate fair value of $12,661,605 and $13,328,006, respectively. The Company recorded (expense) of $833,001 and ($14,494,184) due to change in the fair value of the warrant liability during the three months ended June 30, 2026 and 2025, respectively. The Company recorded a gain of $666,401 and $1,026,999 due to change in the fair value of the warrant liability during the six months ended June 30, 2026 and 2025, respectively.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of June 30, 2026 and December 31, 2025, respectively:

June 30, 2026
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,006	$4.50	December 21, 2028	$12,270,205
Private Warrants	515,000	$4.50	December 21, 2028	$391,400

December 31, 2025
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,008	$4.50	December 21, 2028	$12,916,006
Private Warrants	515,000	$4.50	December 21, 2028	$412,000

See Note 12 – Fair Value Measurements for more information.

11. Earnout Liability

At the closing of the Merger, the Airship AI securityholders that held shares of common stock of Airship AI, Airship AI options, Airship AI earnout warrants or Airship AI SARs had the contingent right to receive up to 5,000,000 earnout shares of the Company’s common stock if certain earnout milestones are met. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and filed with the SEC on February 17, 2026 for more information.

As of June 30, 2026, the estimated fair value of the earnout liability increased to $3,540,252 primarily due to the increase in the volatility factor to 76.8%, offset by a decrease in the Company’s share price, which resulted in a loss due to the change in fair value of the earnout liability during the three and six months ended June 30, 2026 of  $193,132 and $919,319, respectively and is recorded on the consolidated statements of operations and comprehensive (loss).

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

As of September 30, 2024, the Company determined the first operating performance milestone was achieved resulting in the vesting of 1,250,000 earnout shares, of which 1,160,906 shares of the Company’s common stock were issued to applicable personnel on January 7, 2025. The fair value of the 1,160,906 vested shares on the issuance date of $5,282,125 was determined using the Company’s closing trading price on January 7, 2025 and was reclassified from earnout liability to equity as additional paid in capital on the consolidated balance sheet. The remaining 89,094 shares that vested as of September 30, 2024 will continue to be valued on a recurring basis as a Level 1 instrument until issued. The remaining unvested earnout shares continue to be accounted for as liabilities until their respective triggering event occurs.

12. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$212,934	$-	$3,327,318	$3,540,252
Warrant liability (Public Warrants)	12,270,205	-	-	12,270,205
Warrant liability (Private Warrants)	-	391,400	-	391,400
Total liabilities measured at fair value	$12,483,139	$391,400	$3,327,318	$16,201,857

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	June 30, 2026	December 31, 2025
Stock price	$2.39	$2.89
Risk-free interest rate	4.14%	3.55%
Expected term (in years)	2.5	3
Expected volatility	76.8%	55.8%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on June 30, 2026.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the three and six months ended June 30, 2026 and 2025.

13. Earnings per Share

The following table sets forth the computation of basic and diluted net (loss) per share attributable to common stockholders:

	June 30, 2026		June 30, 2025
	Three Months Ended,	Six Months Ended,	Three Months Ended,	Six Months Ended,
Net (loss)	$(2,406,560)	$(3,127,164)	(23,757,051)	(49,066)

Weighted average shares outstanding-
Basic	34,435,232	34,408,949	31,873,639	31,789,346
Add: dilutive effect of stock options, SARs and warrants	-	-	-	-
Diluted	34,435,232	34,408,949	31,873,639	31,789,346

(Loss) per share-
Basic	$(0.07)	$(0.09)	$(0.75)	$(0.00)
Diluted	$(0.07)	$(0.09)	$(0.75)	$(0.00)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

Anti-dilutive shares	June 30, 2026	June 30, 2025
Public Warrants	16,145,006	16,145,210
Private Warrants	515,000	515,000
Warrants	2,918,918	2,162,162
Outstanding stock options	3,985,632	-
	23,564,556	18,822,372

The 3,750,000 remaining unvested earnout shares as of June 30, 2026 are excluded from basic and diluted net loss per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

14. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to June 30, 2026, there were no material transactions that occurred that would require recognition or disclosure in the financial statements.

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

Recent Developments

Backlog and Pipeline

Backlog as of August 6, 2026 were approximately $6.9 million, representing firm fixed price contracts awarded in the first and second quarters of 2026 that are expected to be shipped and primarily invoiced in the third quarter of 2026.

Separately, our total validated pipeline as of August 6, 2026 was $206.1 million, consisting of single and multi-year opportunities for AI-driven edge, video, and sensor and data management platform across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months. Backlog reflects awards already executed, whereas pipeline reflects identified and qualified opportunities that have not yet resulted in awards. We can give no assurance as to whether, when, or in what amount pipeline opportunities will convert into backlog or revenue.

Federal Funding Environment

A substantial majority of our revenue is derived from U.S. federal law enforcement and homeland security customers. During 2025, uncertainty surrounding federal budget priorities and the pace of government spending, including federal initiatives to reform government processes and reduce expenditures contributed to variability in the timing of government awards and procurement activity, which affected our government business. More recently, we have observed an improving federal funding environment for the mission areas our platform supports, including border security and public safety, which we believe is reflected in the growth and stage progression of our validated pipeline. The timing and amount of government awards remain subject to factors outside our control, including appropriations, shifting agency priorities and procurement cycles, and we can provide no assurance regarding the conversion of any particular opportunity.

Strategic Initiatives

We are pursuing a deliberate expansion of our commercial business to complement our established federal law enforcement and homeland security customer base. While a substantial majority of our revenue is currently derived from government customers, we believe our edge AI and data management platform is directly applicable to commercial organizations with large-scale sensor, security and data-management requirements, and we are investing to broaden our presence across commercial verticals. The strategic initiatives described below are central to this expansion.

Agentic AI (Ask Airship)

We are developing Ask Airship, an agentic AI capability designed to allow users to query, analyze and act on structured data across our platform using natural language, which we intend to offer as a standalone product complementary to our Outpost AI, Acropolis, Airship Command and Fortress Server offerings. We intend to make Ask Airship available on a software-as-a-service (subscription) basis as well as on a pay-per-use, consumption-based basis. For deployments in federal and other security-sensitive environments, we expect on-premises inference to rely on Western open-weight models to satisfy applicable procurement and model-origin requirements.

Robotics

We are extending our edge AI and data management platform to ingest, structure and act on data from autonomous and robotic sensor platforms, with a particular focus on commercial customers as well as government customers, consistent with our broader commercial expansion. We are evaluating commercial models for these capabilities, including subscription and as-a-service arrangements. We can give no assurance regarding the timing, cost, market acceptance or financial contribution of this initiative, which is subject to development, integration, supply-chain and regulatory risks.

Overview

We are an AI-driven data management platform that solves complex data challenges for large institutions operating in dynamic and mission-critical environments characterized by rapidly increasing volumes of data ingested from a rapidly growing number of data sources. We address these challenges by structuring “dark” or unstructured data at the edge, the location at which the data is generated and collected using purpose-built AI models, enabling real-time decision-making rather than transmitting raw data to a central location for processing.

We specialize in ingesting metadata from edge-based sensors used by government and law enforcement agencies worldwide, including video, audio, telemetry, acoustic, seismic and autonomous devices, as well as by large commercial organizations with similar requirements. Our trained AI models detect and extract identifying characteristics of objects within a video frame (for example, a vehicle’s license plate characters and its make, model and color), a process we refer to as “structuring” the data, and allow customers to act on that data both in real time and through historical search.

Our primary offerings include Outpost AI (edge structuring and analysis), Acropolis (enterprise management software backbone, deployable on-premises or in cloud/multi-cloud architectures), Airship Command (visualization across workstation, web and mobile) and Fortress Server (our on-premises data center server and storage platform). These product offerings allow customers to manage their data across the full data lifecycle through a secure, permission-based, single-pane-of-glass architecture.

Our typical customer engagement is a multi-year agreement that includes our core offerings together with professional services, technical support and software maintenance, which we expect to result in predictable, long-term recurring revenue. From inception until the Merger in December 2023, we operated as a 100% employee-owned, bootstrapped company with no outside investment. As a U.S.-based company, we operate at the intersection of public safety and AI, in which we address a combined market we estimate at more than $70 billion in 2026 and growing, spanning edge AI hardware and software (approximately $30 billion, according to Grand View Research, 2026, service and professional robotics, including robotics-as-a-service (approximately $31 billion according to Fortune Business Insights, 2026), and agentic AI (approximately $10 billion according to  multiple industry analysts, 2026).

Fair Value Transactions in Connection with Merger

As a result of the Merger, we entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 12– Fair Value Measurements for more information.

	Liability as of	Liability as of
	June 30, 2026	December 31, 2025

Earnout liability	$3,540,252	$2,620,933
Warrant liability (Public Warrants)	12,270,205	12,916,006
Warrant liability (Private Warrants)	391,400	412,000
Total liabilities measured at fair value	$16,201,857	$15,948,939

Other income related to instruments recorded at fair value during the three months ended June 30, 2026 and 2025	$(1,026,133)	$(21,795,769)

Other income related to instruments recorded at fair value during the six months ended June 30, 2026 and 2025	$(252,918)	$3,549,019

Private Placement and Public Warrants in Connection with Merger

At the Merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, we further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of June 30, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended June 30, 2026 and 2025.

(dollars in thousands)

	Three Months Ended,
	2026	2025	$ Variance	% Variance

Net revenues	$4,124	$2,147	$1,977	92.1%
Cost of net revenues	1,026	614	(412)	-67.1%
Gross profit	3,098	1,533	1,565	102.1%
Research and development expenses	854	741	(113)	-15.2%
Selling, general and administrative expenses	3,735	2,814	(921)	-32.7%
Total operating expenses	4,589	3,555	(1,034)	-29.1%
Operating loss	(1,491)	(2,022)	531	26.3%
Other income (expense):
(Loss) from change in fair value of earnout liability	(193)	(7,302)	7,109	97.4%
(Loss) in fair value of warrant liability	(833)	(14,494)	13,661	94.3%
Interest income, net	110	61	49	80.3%
Total other expense, net	(916)	(21,735)	20,819	95.8%
(Loss) before provision for income taxes	(2,407)	(23,757)	21,350	89.9%
Provision for income taxes	-	-	-	-
Net (loss)	$(2,407)	$(23,757)	$21,350	89.9%

Net Revenues — Net revenues for the three months ended June 30, 2026 increased $1,977,000 to $4,124,000 as compared to $2,147,000 for the three months ended June 30, 2025. The increase was due to increased commercial orders, which more than offset variability in the timing of federal awards during the period. Consistent with the concentrated, enterprise nature of our customer base, two customers represented approximately 84% of revenue for the three months ended June 30, 2026. Backlog as of June 30, 2026 was approximately $6.9 million, representing firm fixed price contracts awarded in the first and second quarters of 2026 that are expected to be shipped and primarily invoiced in the third quarter of 2026.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended June 30, 2026, cost of sales increased $412,000 to $1,026,000 as compared to $614,000 for the three months ended June 30, 2025. The increase was due to increased sales and reflects product mix with increased higher margin commercial sales during the three months ended June 30, 2026, offset by raw material cost increases.

Research and Development Expenses — Research and development expenses for the three months ended June 30, 2026 increased $113,000 to $854,000 as compared to $741,000 for the three months ended June 30, 2025. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended June 30, 2026 increased $921,000 to $3,735,000 as compared to $2,814,000 for the three months ended June 30, 2025. The increase is primarily due to an increase in stock-based compensation expense of $579,000 and other personnel costs.

Other (Expense) — Other expense for the three months ended June 30, 2026 was $916,000 as compared to other expense for the three months ended June 30, 2025 was $21,735,000. Other expense for the three months ended June 30, 2026 consisted of (i) loss from change in fair value of earnout liability of $193,000; (ii) loss from change in fair value of warrant liability of $833,000; and offset by (iii) interest income of $110,000. The loss from change in fair value of earnout liability resulted from an increase in the our share price. The expense from change in fair value of warrant liability was primarily the result of an increase in our stock price.

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

Net (Loss) — Net loss for the three months ended June 30, 2026 was $2,407,000 as compared to net (loss) of $23,757,000 for the three months ended June 30, 2025. The net loss primarily related to increases in selling, general and administrative and research and development expenses.

Net loss for the three months ended June 30, 2025 was $23,757,000 as compared to net income of $18,462,000 for the three months ended June 30, 2024. The net loss primarily related to noncash expenses of $22,264,000. Noncash items included (i) loss from change in warrant liability of $14,494,000; (ii) loss from change in earnout liability of $7,301,000; (iii) stock based compensation of $372,000; and (iv) net amortization of operating lease right of use asset of $97,000.

The following table sets forth key components of our results of operations during the six months ended June 30, 2026 and 2025.

(dollars in thousands)

	Six Months Ended,
	2026	2025	$ Variance	% Variance

Net revenues	$10,477	$7,650	$2,827	37.0%
Cost of net revenues	4,213	3,882	(331)	-8.5%
Gross profit	6,264	3,768	2,496	66.2%
Research and development expenses	1,698	1,460	(238)	-16.3%
Selling, general and administrative expenses	7,638	6,044	(1,594)	-26.4%
Total operating expenses	9,336	7,504	(1,832)	-24.4%
Operating loss	(3,072)	(3,736)	664	17.8%
Other income (expense):
(Loss) gain from change in fair value of earnout liability	(919)	2,522	(3,441)	-136.4%
Gain from change in fair value of warrant liability	666	1,027	(361)	-35.2%
Interest income, net	198	138	60	43.5%
Total other (expense) income, net	(55)	3,687	(3,742)	-101.5%
(Loss) before provision for income taxes	(3,127)	(49)	(3,078)	-6281.6%
Provision for income taxes	-	-	-	-
Net (loss)	$(3,127)	$(49)	$(3,078)	-6281.6%

Net Revenues — Net revenues for the six months ended June 30, 2026 increased $2,827,000 to $10,477,000 as compared to $7,650,000 for the six months ended June 30, 2025. The increase was due to increased commercial orders, which more than offset variability in the timing of federal awards during the period. Consistent with the concentrated, enterprise nature of our customer base, four customers represented approximately 89% of revenue for the three months ended June 30, 2026. Backlog as of June 30, 2026 was approximately $6.9 million, representing firm fixed price contracts awarded in the first and second quarters of 2026 that are expected to be shipped and primarily invoiced in the third quarter of 2026.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the six months ended June 30, 2026, cost of sales increased $331,000 to $4,213,000 as compared to $3,882,000 for the six months ended June 30, 2025. The increase was due to increased sales and reflects product mix with increased higher margin commercial sales during the six months ended June 30, 2026, offset by raw material cost increases.

Research and Development Expenses — Research and development expenses for the six months ended June 30, 2026 increased $238,000 to $1,698,000 as compared to $1,460,000 for the six months ended June 30, 2025. The increase was due to increased expenses for product development in the United States and Taiwan.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the six months ended June 30, 2026 increased $1,594,000 to $7,638,000 as compared to $6,044,000 for the six months ended June 30, 2025. The increase is primarily due to an increase in stock-based compensation expense of $816,000 and other personnel costs.

Other (Expense)Income  — Other expense for the six months ended June 30, 2026 was $55,000 as compared to other income for the six months ended June 30, 2025 was $3,687,000. Other expense for the six months ended June 30, 2026 consisted of (i) loss from change in fair value of earnout liability of $919,000; offset by (ii) gain from change in fair value of warrant liability of $666,000; and (iii) interest income of $198,000. The loss from change in fair value of earnout liability resulted from the increase in the volatility factor to 76.8%. The reduction in gain from change in fair value of warrant liability was primarily the result of a decrease in our stock price as compared to the change in stock price during the six months ended June 30, 2025.

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

Net (Loss) — Net loss for the six months ended June 30, 2026 was $3,127,000 as compared to net loss of $49,000 for the six months ended June 30, 2025. The net loss primarily related to increases in selling, general and administrative and research and development expenses.

Net loss for the six months ended June 30, 2025 was $49,000. The net loss primarily related to an operating loss of $3,700,000 offset by noncash items of $2,569,000. Noncash items included (i) gain from change in warrant liability of $1,027,000; (ii) gain from change in earnout liability of 2,522,000; and offset by (iii) stock based compensation of $800,000; and (iv) net amortization of operating lease right of use asset of $180,000.

Liquidity and Capital Resources as of June 30, 2026 and 2025

Liquidity is our ability to generate funds to support our current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $48.7 million as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $12.4 million and no outstanding debt. Based on our current available cash and operations, we have concluded there is no substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of these financial statements.

On October 8, 2025, we entered into warrant exercise inducement offer letter with the holder of existing common stock warrants exercisable for an aggregate of 2,162,162 shares of common stock to exercise such warrants at the existing exercise price of $4.50 per share, in exchange for our agreement to issue new common stock warrants to purchase 2,702,702 shares of common stock at an exercise price per share of $6.20. The aggregate gross proceeds received from the exercise of the existing warrants were  $9,729,729, before deducting financial advisory fees. We intend to use the net proceeds from the exercise of the existing warrants for working capital and general corporate purposes.

Operating Activities

Net cash generated by operating activities for the six months ended June 30, 2026 was $579,000. This amount was primarily related to (i) net loss of 3,127,000; offset by (ii) noncash items of $2,077,000; and (iii) operating assets and liabilities changes of $1,629,000 (including a $314,000 increase in deferred revenues). Noncash items included (iv) loss from change in earnout liability of $919,000; (v) stock based compensation of $1,617,000; (vi) net amortization of operating lease right of use asset of $207,000; and offset by gain from change in warrant liability of $666,000.

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

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $56,000 and consisted of net proceeds from stock option and warrant exercises.

Net cash used in financing activities for the six months ended June 30, 2025 was $1,182,000 and consisted of (i) repayment of advances by founders of $1,300,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $58,000.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$690,159	$489,670	$200,489

On September 7, 2023, we entered into a lease in Redmond, WA for 15,567 square feet of office and warehouse space which started August 1, 2024. The monthly payment is approximately $29,600 per month. The lease expires October 31, 2027 and the monthly payment increases 3% on August 1, 2025 and each year thereafter. There is a one three year option to extend the lease based on the fair market rate on October 31, 2027. The option must be exercised by October 31, 2026. We do not believe that is reasonably certain that the lease will be extended.

On December 6, 2024, we entered into two separate office leases in Mooresville, North Carolina, the terms of which commenced on February 1, 2025. We lease an aggregate of 5,240 square feet and the net monthly payment is  $9,105. The leases expire January 31, 2028 and the monthly payment increases 3% on February 1, 2026 and each year thereafter. There is no option to extend the lease.

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the three and six months ended June 30, 2026 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.

b) Inherent Limitations on Internal control

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

c) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, there were no other changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in actions, claims, litigation, and other legal proceedings occurring in the ordinary course of its business from time to time, including assertions by third parties relating to intellectual property infringement, contract or warranty breaches, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal procedures whose conclusion, if not determined in our favor, would have a material adverse effect on our business, financial condition, or results of operations, either individually or in the aggregate.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Employment Agreement dated April 20, 2026 between the Registrant and Yanda Ma.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The Cover Page Interactive Data File, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

