Form 10-Q
period 2026-09-30
Airship AI Holdings, Inc.
filed 2026-11-05
CIK 1842566

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

______________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	AISP	The Nasdaq Stock Market LLC
Warrant	AISPW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2026, there were a total of 34,439,562 shares of the registrant’s common stock issued and outstanding.

Airship AI Holdings, Inc.

Quarterly Report on Form 10-Q

Quarterly Period Ended September 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025 (1)
ASSETS	Unaudited

CURRENT ASSETS:
Cash and cash equivalents	$12,743,874	$11,750,021
Accounts receivable, net of allowance for credit losses of $0	6,284,000	6,462,675
Inventory	1,078,859	-
Prepaid expenses and other	23,884	294,191
Total current assets	20,130,617	18,506,887

OTHER ASSETS
Other assets	160,528	160,528
Operating lease right of use asset	494,427	807,915

TOTAL ASSETS	$20,785,572	$19,475,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$1,233,300	$1,149,811
Accrued expenses	158,146	27,966
Current portion of operating lease liability	473,336	438,635
Deferred revenue- current portion	6,903,060	4,668,105
Total current liabilities	8,767,842	6,284,517

NON-CURRENT LIABILITIES:
Operating lease liability, net of current portion	66,039	425,109
Warrant liability	5,831,002	13,328,006
Earnout liability	309,204	2,620,933
Deferred revenue- non-current	4,271,742	3,966,407
Total liabilities	19,245,829	26,624,972

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - no par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock - $0.0001 par value, 200,000,000 shares authorized, 34,439,562 and 34,368,162 shares issued and outstanding as of September 30, 2026 and December 31, 2025	3,441	3,434
Additional paid in capital	40,705,777	38,478,030
Accumulated deficit	(39,132,825)	(45,620,227)
Accumulated other comprehensive loss	(36,650)	(10,879)
Total stockholders' equity (deficit)	1,539,743	(7,149,642)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$20,785,572	$19,475,330

(1)	Derived from the audited consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	Unaudited	Unaudited	Unaudited	Unaudited
NET REVENUES:
Product	$3,738,712	$218,568	$10,185,167	$4,989,261
Post contract support	2,482,176	956,042	6,476,397	3,784,989
Other services	10,185	2,840	46,592	53,118
	6,231,073	1,177,450	16,708,156	8,827,368
COST OF NET REVENUES:
Cost of sales	2,200,148	203,182	5,455,992	3,406,130
Post contract support	494,007	337,001	1,401,269	1,000,109
Other services	34,002	33,431	84,385	49,772
	2,728,157	573,614	6,941,646	4,456,011
GROSS PROFIT	3,502,916	603,836	9,766,510	4,371,357
RESEARCH AND DEVELOPMENT EXPENSES	906,247	753,229	2,604,139	2,213,182
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,157,322	2,717,388	10,795,252	8,761,194
TOTAL OPERATING EXPENSES	4,063,569	3,470,617	13,399,391	10,974,376
OPERATING LOSS	(560,653)	(2,866,781)	(3,632,881)	(6,603,019)
OTHER INCOME:
Gain from change in fair value of earnout liability	3,231,048	3,892,874	2,311,729	6,414,894
Gain from change in fair value of warrant liability	6,830,603	5,331,239	7,497,004	6,358,238
Interest income, net	113,568	52,541	311,549	190,694
Total other income, net	10,175,219	9,276,654	10,120,282	12,963,826

INCOME BEFORE PROVISION FOR INCOME TAXES	9,614,566	6,409,873	6,487,401	6,360,807

Provision for income taxes	-	-	-	-

NET INCOME	9,614,566	6,409,873	6,487,401	6,360,807

OTHER COMPREHENSIVE (LOSS)
Foreign currency (loss), net	(5,668)	-	(25,771)	(7,409)

TOTAL COMPREHENSIVE INCOME	$9,608,898	$6,409,873	$6,461,630	$6,353,398

NET INCOME PER SHARE:
Basic	$0.28	$0.20	$0.19	$0.20
Diluted	$0.25	$0.15	$0.17	$0.15

Weighted average shares of common stock outstanding
Basic	34,439,562	31,970,364	34,419,266	31,850,348
Diluted	38,902,312	41,972,357	38,902,312	41,672,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

		Common	Additional		Other	Total
	Common	Stock	Paid in	Accumulated	Comprehensive	Stockholders'
	Stock	$	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance as of January 1, 2025	30,588,413	$3,056	$21,918,867	$(74,941,590)	$(3,470)	$(53,023,137)
Stock-based compensation	-	-	428,286	-	-	428,286
Issuance of common stock for exercise of warrants	13,200	1	59,399	-	-	59,400
Issuance of common stock for stock options exercise	81,952	8	43,193	-	-	43,201
Issuance of common stock for earnout shares	1,160,906	117	5,282,008	-	-	5,282,125
Foreign currency translation loss	-	-	-	-	(7,409)	(7,409)
Net income	-	-	-	23,707,985	-	23,707,985
Balance as of March 31, 2025	31,844,471	3,182	27,731,753	(51,233,605)	(10,879)	(23,509,549)
Stock-based compensation	-	-	372,139	-	-	372,139
Issuance of common stock for exercise of warrants	100	-	450	-	-	450
Issuance of common stock for stock options exercise	64,525	6	14,615	-	-	14,621
Net loss	-	-	-	(23,757,051)	-	(23,757,051)
Balance as of June 30, 2025	31,909,096	3,188	28,118,957	(74,990,656)	(10,879)	(46,879,390)
Stock-based compensation	-	-	355,420	-	-	355,420
Issuance of common stock for exercise of warrants	2	-	-	-	-	-
Issuance of common stock for stock options exercise	104,202	10	32,979	-	-	32,989
Net income	-	-	-	6,409,873	-	6,409,873
Balance as of September 30, 2025	32,013,300	3,198	28,507,356	(68,580,783)	(10,879)	(40,081,108)

Balance as of January 1, 2026	34,368,162	3,434	38,478,030	(45,620,227)	(10,879)	(7,149,642)
Stock-based compensation	-	-	666,064	-	-	666,064
Issuance of common stock for exercise of warrants	2	1	9	-	-	10
Issuance of common stock for stock options exercise	43,900	4	11,347	-	-	11,351
Foreign currency translation loss	-	-	-	-	(8,292)	(8,292)
Net loss	-	-	-	(720,604)	-	(720,604)
Balance as of March 31, 2026	34,412,064	3,439	39,155,450	(46,340,831)	(19,171)	(7,201,113)
Stock-based compensation	-	-	950,616	-	-	950,616
Issuance of common stock for stock options exercise	27,498	2	45,094	-	-	45,096
Foreign currency translation loss	-	-	-	-	(11,811)	(11,811)
Net loss	-	-	-	(2,406,560)	-	(2,406,560)
Balance as of June 30, 2026	34,439,562	3,441	40,151,160	(48,747,391)	(30,982)	(8,623,772)
Stock-based compensation	-	-	554,617	-	-	554,617
Foreign currency translation loss	-	-	-	-	(5,668)	(5,668)
Net income	-	-	-	9,614,566	-	9,614,566
Balance as of September 30, 2026	34,439,562	$3,441	$40,705,777	$(39,132,825)	$(36,650)	$1,539,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRSHIP AI HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  For the nine months ended September 30, 2026 and 2025

(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,487,401	$6,360,807
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities
Stock-based compensation	2,171,297	1,155,845
Amortization of operating lease right of use asset	313,488	278,334
(Gain) from change in fair value of warrant liability	(7,497,004)	(6,358,238)
(Gain) from change in fair value of earnout liability	(2,311,729)	(6,414,894)
Changes in operating assets and liabilities:
Accounts receivable	178,675	(20,564)
Inventory	(1,078,859)	-
Prepaid expenses and other	270,307	(13,548)
Other Assets	-	5,432
Operating lease liability	(324,368)	(281,169)
Accounts payable - trade and accrued expenses	213,669	(425,841)
Deferred revenue	2,540,290	1,211,415
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	963,167	(4,502,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warrant exercise, net	10	59,850
Repayment of advances from founders	-	(1,300,000)
Proceeds from stock option exercises	56,447	90,811

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	56,457	(1,149,339)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,019,624	(5,651,760)

Effect from exchange rate on cash	(25,771)	(7,409)

CASH AND CASH EQUIVALENTS, beginning of period	11,750,021	11,414,830

CASH AND CASH EQUIVALENTS, end of period	$12,743,874	$5,755,661

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Noncash investing and financing
Issuance of common stock for earnout shares	$-	$5,282,125
Recognition of operating right-of-use asset	$-	$304,339
Recognition of operating lease liability	$-	$304,339

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

Effective December 21, 2023, Merger Sub merged with and into Airship AI with Airship AI as the surviving corporation. Thus, Airship AI became a wholly owned subsidiary of the Company. In connection with the Merger, Airship AI changed its name from “Airship AI Holdings, Inc.” to “Airship AI, Inc.”

Fair Value Transactions in Connection with Merger

As a result of the Merger, the Company entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 12– Fair Value Measurements for more information.

	Liability as of	Liability as of
	September 30, 2026	December 31, 2025

Earnout liability	$309,204	$2,620,933
Warrant liability (Public Warrants)	5,650,752	12,916,006
Warrant liability (Private Warrants)	180,250	412,000
Total liabilities measured at fair value	$6,140,206	$15,948,939

Other income related to instruments recorded at fair value during the three months ended September 30, 2026 and 2025	$10,061,651	$9,224,113

Other income related to instruments recorded at fair value during the nine months ended September 30, 2026 and 2025	$11,647,371	$12,773,132

Business

The Company is an artificial intelligence (“AI”) software company. The Company’s platform ingests video, sensor and event data generated at the edge by surveillance cameras and other sensors, as well as by the video management, access control and other physical security systems its customers have already deployed; structures that data using AI models; and makes the resulting structured data available to users for real-time alerting, historical search and, increasingly, natural-language query and agentic AI workflows. The Company serves government and law enforcement agencies, principally U.S. federal homeland security and law enforcement customers, as well as large commercial organizations with similar sensor, security and data-management requirements.

Unstructured, or “dark,” data, such as raw video, cannot be processed and analyzed using conventional data tools and methods. The Company’s software structures this data at the edge, the location at which it is generated and collected, by detecting objects within a video frame (for example, a vehicle, person, aircraft, boat, bag or weapon) and extracting identifying characteristics of those objects (for example, a vehicle’s license plate characters and its make, model and color, or an aircraft’s tail number). The Company refers to this process of analyzing, logging and categorizing ingested data as “structuring” the data. Structured data can be used in real time (for example, alarms on a specific license plate) and through historical search of previously ingested data. Structuring data at the edge, rather than transmitting raw data to a central location for processing, enables real-time decision-making and reduces the volume of data that must be transmitted and stored.

The Company’s AI modeling process starts with pre-trained models from its technology ecosystem partners, which the Company customizes using proprietary datasets tailored to its customers’ workflow requirements. Where customers have pre-existing AI models or engines, the Company integrates those models into its platform. The Company’s platform is designed to be model-agnostic, allowing customers to apply the vision-language or large language model best suited to their use case, security requirements and cost constraints.

The Company’s software platform consists of Outpost AI (edge software for structuring and analyzing sensor data at the point of collection), Acropolis (the enterprise management software backbone, deployable on-premises or in cloud and multi-cloud architectures), Airship Command (visualization and operator tools across workstation, web and mobile) and Ask Airship (an agentic AI layer, currently under development, designed to allow users to query, analyze and act on structured data using natural language). The platform is designed to operate as an open software layer above a customer’s existing video management, access control and other physical security systems, independent of the underlying camera or hardware vendor, so that customers can add analytical and agentic capability to infrastructure they have already deployed. The platform uses a secure, permission-based architecture that allows customers to manage their data across the full data lifecycle while retaining control of that data within their own on-premises or customer-controlled cloud environment.

The Company delivers its software through software subscriptions, consumption-based arrangements and, where a customer’s environment requires it, pre-configured appliances and servers on which the Company’s software is installed, including Outpost AI edge appliances and Fortress Server, the Company’s on premises data center server and storage platform. Historically, the majority of the Company’s revenue has been derived from bundled hardware and software systems delivered under multi-year agreements together with professional services, technical support and software maintenance. Agentic AI software is the primary focus of the Company’s current product development efforts, and the Company is seeking to increase over time the proportion of its revenue derived from software subscriptions and consumption-based arrangements. See Note 2 – Revenue Recognition and Deferred Revenue.

The Company employed sixty four employees as of September 30, 2026. The employees are headquartered in Redmond, WA and are supported by a team at its Customer Center of Excellence located in Charlotte, NC. The Company employed nine research and development personnel in Taiwan as of September 30, 2026.

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

Functional Currency

The Company’s reporting currency is the U.S.  Dollar. The Company’s functional currency for U.S. operations is the U.S. Dollar. The operations of Zeppelin Worldwide, Inc. and its subsidiary, Zeppelin Taiwan, Ltd. (together “Zeppelin”) use the Taiwan Dollar as its functional currency. At each period end, Zeppelin’s balance sheet is translated into U.S. Dollars based upon the period end exchange rate, while its statements of operations and comprehensive income (loss) and statements of cash flows are translated into U.S. Dollars based upon an average exchange rate during the period.

Cash and Cash Equivalents

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at U.S. banks are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below. The Company generally provides a warranty to its customers for its software products and services. In the event that there is a failure of warranties in such agreements, the Company is generally obligated to correct the product or service to conform to the warranty provision as set forth in the applicable agreement, or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product and service (generally prorated over the contract term). Historically, the Company has not incurred any significant warranty expenses and as such, a warranty reserve was not considered necessary as of September 30, 2026 and December 31, 2025.

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

Post Contract Support Revenue

Post Contract Support (“PCS”) revenue is derived primarily from the Company’s support and software maintenance agreements (“SMA”). The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period. The Company’s support contracts are typically one to five years with an average of four years; payment is due within 30 to 90 calendar days of the invoice date and may include options to renew. For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $547,876 and $230,991, respectively, related to one-year support contracts. For the three months ended September 30, 2026 and 2025, the Company recognized revenue of $1,934,300 and $725,051, respectively, related to multi-year support contracts. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $1,555,952 and $902,257, respectively, related to one-year support contracts. For the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $4,920,445 and $2,882,732, respectively, related to multi-year support contracts.

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

The Company’s short-term and long-term deferred revenue balances totaled $6,903,060 and $4,271,742, respectively, as of September 30, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407, respectively, as of December 31, 2025. Of the deferred revenue balance of $8,634,512 and $6,190,333 as of January 1, 2026 and 2025, the Company recognized $564,368 and $727,659 during the three months ended September 30, 2026 and 2025, respectively. The Company recognized $3,035,132 and $2,580,131 during the nine months ended September 30, 2026 and 2025, respectively.

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

Occasionally certain long-standing customers, who routinely place large orders, will have unusually large receivables balances relative to the total gross receivables. Management monitors the payments for these large balances closely and very often requires payment of existing invoices before shipping new sales orders. As of September 30, 2026 and December 31, 2025, the Company did not have a reserve for credit losses as all accounts receivable are considered collectible. Accounts receivable balances as of September 30, 2026, December 31, 2025 and January 1, 2025 were $6,284,000, $6,462,675 and $1,226,757, respectively.

Concentration of Credit and Sales Risk

The Company sells its product to commercial and government customers under agreements that are normally paid within 30 days of contract completion.

For the nine months ended September 30, 2026, the Company had revenue from 103 customers and four customers represented 80.7% of total revenue. The primary reason for the high level of customer concentration for the nine months ended September 30, 2026 was due to reliance on four customers for the nine months ended September 30, 2026. As of September 30, 2026, three customers represented approximately 84.8% of outstanding accounts receivable. Due to the nature of the customers and timely payment history, customer concentration and credit risk in accounts receivable is estimated to be minimal.

For the nine months ended September 30, 2025, the Company had revenue from eighty nine customers and two customers represented 68% of total revenue. The primary reason for the high level of customer concentration for the nine months ended September 30, 2025 was due to reliance on these two customers for the nine months ended September 30, 2025. As of September 30, 2025, one customer represented approximately 73% of outstanding accounts receivable. Due to the nature of the customers and timely payment history, customer concentration and credit risk in accounts receivable is estimated to be minimal.

Inventory

The Company’s purchase of inventory, primarily computer servers and AI hardware, is undertaken to match purchase orders received from customers. Upon receipt of inventory, the Company generally configures the servers and loads proprietary software onto the servers before shipping out. Inventory is recorded on a first in first out basis. The Company reviews its inventory on a periodic basis to identify products that are slow moving and/or obsolete, and if such products are identified, the Company records the appropriate inventory impairment charge at such time. The Company recorded no impairment losses for the three and nine months ended September 30, 2026 and 2025.

Long-Lived Assets

The Company reviews its long-lived assets for impairment annually or when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The Company recorded no impairment losses for the three and nine months ended September 30, 2026 and 2025.

Research and Development Expenses

Research and development expenses consist of the cost of employees, consultants and contractors who design, engineer and develop new products and processes as well as materials, supplies and facilities used in producing prototypes.

The Company’s current research and development efforts are primarily focused on improving the Company’s products. The Company is also actively involved in identifying new applications. The Company’s current internal team along with outside consultants have considerable experience working with the application of the Company’s technologies and their applications. The Company engages third party experts as required to supplement the Company’s internal team. The Company believes that continued development of new and enhanced technologies is essential to the Company’s future success. The Company incurred research and development expenses of $906,247 and $753,229  for the three months ended September 30, 2026 and 2025, respectively, on development activities. The Company incurred research and development expenses of $2,604,139 and $2,213,182 for the nine months ended September 30, 2026 and 2025, respectively, on development activities.

Software Development Costs

Costs incurred in the development of software programs for the Company’s products are charged to operations as incurred until technological feasibility of the software has been established. Generally, technological feasibility is established when the software module performs its primary functions described in its original specifications, contains features required for it to be usable in a production environment, is completely documented and the related hardware portion of the product is complete. After technological feasibility is established, any additional costs are capitalized. Capitalization of software costs ceases when the software is substantially complete and is ready for its intended use. No software development costs have been capitalized as of September 30, 2026 and December 31, 2025.

Cost of Net Revenues

Cost of net revenues for products includes components and freight. Cost of net revenues for post contract support and other services includes primarily the cost of personnel and personnel-related expenses to conduct implementations and ongoing client support.

Advertising and Marketing

Advertising costs are charged to selling, general and administrative expenses as incurred. Advertising and marketing costs for the three months ended September 30, 2026 and 2025 were $78,083 and $27,002, respectively. Advertising and marketing costs for the nine months ended September 30, 2026 and 2025 were $183,756 and $251,918, respectively.

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

The Company initially recorded its earnout liability (unvested earnout shares) and the warrants that were issued with the notes at fair value, and they are remeasured on a recurring basis and considered them as Level 3 instruments. The public and private warrants were considered Level 1 and 2 instruments, respectively.  The recorded value of other financial assets and liabilities, which consist primarily of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate the fair value of the respective assets and liabilities as of September 30, 2026 and December 31, 2025 are based upon the short-term nature of the assets and liabilities.

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

At the Merger closing, the Company assumed 515,000 private placement warrants and 16,184,612 public warrants. As of September 30, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

At the closing of the Merger, the earnout shares associated with unvested underlying shares were considered to be equity instruments and valued at approximately $2,675,000. During the three months ended September 30, 2026 and 2025, the Company’s stock-based compensation expense for the vesting of earnout shares was $133,761. During the nine months ended September 30, 2026 and 2025, the Company’s stock-based compensation expense for the vesting of earnout shares was $401,283. As of September 30, 2026, unrecognized compensation cost related to unvested earnout shares totaled $1,203,853. The weighted average period over which this remaining compensation cost is expected to be recognized is 2.25 years.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from non-owner sources. There was other comprehensive (loss) of ($5,668) and ($0), respectively, related to foreign exchange translation for the three months ended September 30, 2026 and 2025, respectively. There was other comprehensive (loss) of ($25,771) and ($7,409), respectively, related to foreign exchange translation for the nine months ended September 30, 2026 and 2025, respectively.

Going Concern Assessment

The Company applies Accounting Standards Codification 205-40 (“ASC 205-40”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which the Financial Accounting Standards Board (“FASB”) issued to provide guidance on determining when and how reporting companies must disclose going concern uncertainties in their consolidated financial statements. ASC 205-40 requires management to perform assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s consolidated financial statements (or within one year after the date on which the consolidated financial statements are available to be issued, when applicable). Further, a company must provide certain disclosures if there is “substantial doubt about the entity’s ability to continue as a going concern” and management plans to alleviate the going concern. In November 2026, the Company analyzed its cash requirements and operations at least through November 2027 and has determined that, based upon the Company’s current available cash and operations, the Company has no substantial doubt about its ability to continue as a going concern.

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

Income Per Share

Basic income per share is based upon the net income for the three and nine months ended September 30, 2026 and 2025 divided by the weighted average shares of common stock outstanding. Diluted net income per share is determined using the weighted average number of shares of common stock and potential common stock (representing the dilutive effect of stock options, warrants and stock appreciation rights) outstanding during the period using the treasury stock method. See Note 13—Earnings per share.

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

3. Revenues

Disaggregation of Revenue

The Company’s net revenues for the three months ended September 30, 2026 and 2025 consisted of approximately $3.7 million and $0.2 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time. The Company’s net revenues for the nine months ended September 30, 2026 and 2025 consisted of approximately $10.2 million and $5.0 million, respectively, of hardware and software bundled systems for which revenue is transferred at a point in time.

The Company’s remaining net revenue for the three months ended September 30, 2026 and 2025 of approximately $2.5 million and $1.0 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar. The Company’s remaining net revenue for the nine months ended September 30, 2026 and 2025 of approximately $6.5 million and $3.8 million, respectively, relates to PCS revenue and other services which are transferred over time. Within each product category, contract terms, conditions and economic factors affecting the nature, amount, timing, and uncertainty around revenue recognition and cash flow are substantially similar.

Contract Balances

A receivable is recognized in the period the Company delivers goods or provides services or when the Company’s right to consideration is unconditional. The Company usually does not record contract assets because the Company has an unconditional right to payment upon satisfaction of the performance obligation, and therefore, a receivable is more commonly recorded than a contract asset. Receivables are generally paid within thirty days and there is no financing element to the customer contracts. As of September 30, 2026 and December 31, 2025, there are no unbilled receivable balances.

The Company’s short-term and long-term deferred revenue balances totaled $6,903,060 and $4,271,742, respectively, as of September 30, 2026. The Company’s short-term and long-term deferred revenue balances totaled $4,668,105 and $3,966,407, respectively, as of December 31, 2025.

Remaining Performance Obligations

As of September 30, 2026 and December 31, 2025, the Company had approximately $11.2 million and $8.6 million, respectively, of remaining performance obligations, which were comprised of deferred service contracts not yet delivered. The Company expects to recognize approximately 62% of its remaining performance obligations as revenue during the next twelve months and the remaining 38% in the second half of fiscal 2027 and  thereafter.

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

4. Inventory

Inventory was $1,078,859 and $0, respectively, as of September 30, 2026 and December 31, 2025. Inventory primarily consists of computer servers and AI hardware.

5. Stockholders’ Equity Deficit

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

Preferred Stock

As of September 30, 2026 and December 31, 2025, there were no shares of preferred stock outstanding.

Common Stock

As of September 30, 2026 and December 31, 2025, there were 34,439,562 and 34,368,162 shares of common stock outstanding, respectively.

Nine Months Ended September 30, 2026

During the nine months ended September 30, 2026, the Company had the following issuances of equity securities:

During the nine months ended September 30, 2026, investors exercised warrants for two shares of the Company’s common stock at $4.50 per share, and the Company received proceeds of $10.

During the nine months ended September 30, 2026, the Company issued an aggregate of 71,398 shares of common stock and received $56,447 upon the exercise of stock options at exercise prices ranging from $0.12 to $1.64 per share.

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

The aggregate number of shares of common stock pursuant to awards granted under the Equity Incentive Plan is 7,289,861. The number of shares of common stock authorized for issuance pursuant to awards granted thereunder will automatically increase on January 1 of each year for a period of ten years commencing on January 1, 2023 and ending on (and including) January 1, 2032, in an amount equal to 2.0% of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the Company’s Board of Directors may act prior to January 1 of a given year to provide that the increase for such year will be a lesser number of shares of common stock. The aggregate number of shares of common stock reserved for grant and issuance under the Equity Incentive Plan is 4,200,205 as of September 30, 2026. The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period which an employee is required to provide service in exchange for the award-the requisite service period.

The Company had the following stock option activity during the nine months ended September 30, 2026:

	Options	Weighted Average
	Shares	Exercise Price
Outstanding as of January 1, 2026	6,792,880	$1.68
Granted	619,000	2.55
Exercised	(71,498)	(0.79)
Forfeitures	(50,521)	(2.62)
Outstanding as of September 30, 2026	7,289,861	$1.76

During the nine months ended September 30, 2026, the Company granted stock options to eight employees and consultants to purchase an aggregate of 619,000 shares of common stock with a weighted exercise price of $2.55 of which 509,000 vest quarterly over four years and 110,000 were vested immediately. The 619,000 stock options granted expire during 2036.

During the nine months ended September 30, 2026, previous employees forfeited an aggregate of 50,521 shares of common stock with an exercise price of $2.62.

On April 20, 2026, the Company modified 4,860,197 previously issued stock options held by four employees and a director by extending the contractual term by five years. The Company recorded incremental stock-based compensation of $379,045 related to this modification.

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2026:

						Weighted
		Weighted			Weighted	Average
		Average	Weighted		Average	Remaining Life
Range of	Number	Remaining Life	Average	Number	Exercise Price	In Years - Vested
Exercise Prices	Outstanding	In Years	Exercise Price	Exerciseable	Exerciseable	and Exercisable
$0.12	2,027,033	6.29	$0.12	2,027,033	$0.12	6.29
0.57	879,011	5.29	0.57	879,011	0.57	5.29
1.49-1.65	1,040,474	6.67	1.64	856,187	1.64	6.65
2.27-2.49	425,000	9.52	2.48	75,000	2.42	9.52
2.72-3.06	1,947,343	8.69	2.95	972,090	2.94	8.67
3.27-4.47	971,000	8.76	3.68	405,868	3.58	8.65
	7,289,861	7.38	$1.76	5,215,189	$1.27	6.86

There were 7,289,861 options to purchase common stock at an average exercise price of $1.76 per share outstanding as of September 30, 2026 under the Equity Incentive Plan. The Company recorded $420,856 and $221,659 of compensation expense, net of related tax effects, relative to stock options for the three months ended September 30, 2026 and 2025. The Company recorded $1,390,970 and $765,764 of compensation expense, net of related tax effects, relative to stock options for the nine months ended September 30, 2026 and 2025, respectively, in accordance with ASC 718.

As of September 30, 2026, there were $3,179,372 of total unrecognized costs related to employee granted stock options that were not vested. These costs are expected to be recognized over a period of approximately 2-3 years.

There were stock incentive plan awards outstanding at September 30, 2026 totaling 7,289,861 shares with an aggregate intrinsic value of $4,891,616.

Stock Appreciation Rights Plan

On February 17, 2022, in connection with the Share Exchange Agreement with Super Simple AI, Inc., the Company’s Board of Directors approved the 2022 Stock Appreciation Rights Plan (the “SAR Plan”) to issue a maximum of 1,500,000 stock appreciation rights (“SARs”), which number was later adjusted to 2,637,150 SARs after the Merger.

As of September 30, 2026 and December 31, 2025, there were 1,758,000 SARs outstanding with a base value of $0.12 and January 2028 expiration. There were no SAR grants during the nine months ended September 30, 2026 or the year ended December 31, 2025.

Warrants to Purchase Common Stock

See Note 10 for public and private placement warrants assumed after the Merger.

The Company had the following warrant activity during the three months ended September 30, 2026:

During the nine months ended September 30, 2026, investors exercised warrants for two shares of the Company’s common stock and the Company received proceeds of $10.

Warrant activity for the nine months ended September 30, 2026 was as follows:

		Weighted
		Average
		Exercise
	Warrants	Price
Outstanding January 1, 2025	21,961,690	$4.13
Issued	2,702,702	6.20
Exercised	(2,175,564)	(4.50)
Forfeited	-	-
Outstanding January 1, 2026	22,488,828	4.35
Issued	-	-
Exercised	(2)	(4.50)
Forfeited	-	-
Outstanding at September 30, 2026	22,488,826	$4.35

A summary of the warrants outstanding as of September 30, 2026 was as follows:

	September 30, 2026
	Weighted	Weighted		Weighted
	Average	Average		Average
Number of	Remaining	Exercise	Shares	Exercise
Warrants	Life (In Years)	Price	Exercisable	Price
2,689,902	1.70	$1.77	2,689,902	$1.77
220,000	3.00	2.36	220,000	2.36
216,216	2.87	3.47	216,216	3.47
16,660,006	2.23	4.50	16,660,006	4.50
2,702,702	3.88	6.20	2,702,702	6.20
22,488,826	2.50	$4.35	22,488,826	$4.35

There were warrants outstanding at September 30, 2026 totaling 22,488,826 shares with an aggregate intrinsic value of $242,091.

Earnout Liability

See Note 11 for shares of common stock related to earnout liability.

6. Employee 401(k) Plan

The Company has a 401(k) plan for its employees. The plan provides for a 4.0% match on up to 6% of deferred salary. The Company expensed $57,573 and $27,354 of contributions during the three months ended September 30, 2026 and 2025, respectively. The Company expensed $162,436 and $134,000 of contributions during the nine months ended September 30, 2026 and 2025, respectively.

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

Properties and Operating Leases-Right of Use Asset and Lease Liability

Lease agreements are evaluated to determine whether an arrangement is or contains a lease in accordance with ASC 842, Leases. Right of use lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The incremental borrowing rate taking into consideration the Company’s credit quality and borrowing rate for similar assets is used in determining the present value of future payments. Lease expense is recorded as general and administrative expenses on the Company’s consolidated statements of operations. The Company elected the package of transitional practical expedients, under which (1) the Company did not reassess whether any expired or existing contracts are or contain leases, (2) the Company did not reassess the lease classification for any expired or existing leases and (3) the Company did not reassess initial direct costs for any existing leases. Additionally, the Company elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of use assets or lease liabilities for those leases. The Company also elected the practical expedient to not separate lease and non-lease components for all asset classes.

The Company has entered into operating leases for office and development facilities for four years and include options to renew. The Company determines whether an arrangement is or contains a lease based upon the unique facts and circumstances at the inception of the lease. Operating lease liabilities and their corresponding right-of-use assets are recorded based upon the present value of the lease payments over the expected lease term. As of September 30, 2026 and December 31, 2025, total operating lease liabilities were  $539,375 and $863,744, respectively. Right of use assets totaled  $494,427 and $807,915 as of September 30, 2026 and December 31, 2025, respectively. In the three months ended September 30, 2026 and 2025, the Company recognized $116,562 and $115,742 in total lease costs for the leases, respectively. In the nine months ended September 30, 2026 and 2025, the Company recognized $349,285 and $333,902 in total lease costs for the leases, respectively. Cash paid for amounts included in the measurement of lease liabilities were $121,411 and $117,870, respectively, for the three months ended September 30, 2026 and 2025. Cash paid for amounts included in the measurement of lease liabilities were $360,165 and $336,738, respectively, for the nine months ended September 30, 2026 and 2025. Because the rate implicit in each lease is not readily determinable, the Company uses its estimated incremental borrowing rate to determine the present value of the lease payments.

The weighted average remaining lease term for the operating leases was twenty three months at September 30, 2026. The weighted average discount rate was 7% as of September 30, 2026 and December 31, 2025.

The minimum future lease payments as of September 30, 2026 are as follows:

Years Ended September 30,
2027	$493,302
2028	75,447
Total remaining payments	568,749
Less imputed interest	(29,374)
Total lease liability	$539,375

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

9. Income Taxes

The Company recorded a provision for income taxes of $0 for the three and nine months ended September 30, 2026 and 2025.

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2026 and 2025.

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

As of September 30, 2026 and December 31, 2025, the Company retains a full valuation allowance on its deferred tax assets. The realization of the Company’s deferred tax assets depends primarily on its ability to generate taxable income in future periods. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

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

As of September 30, 2026 and December 31, 2025, the Private and Public Warrants had an aggregate fair value of $5,831,002 and $13,328,006, respectively. The Company recorded a gain of $6,830,603 and $5,331,239 due to change in the fair value of the warrant liability during the three months ended September 30, 2026 and 2025, respectively. The Company recorded a gain of $7,497,004 and 6,358,238 due to change in the fair value of the warrant liability during the nine months ended September 30, 2026 and 2025, respectively.

The following table is a summary of the number of shares of the Company’s common stock issuable upon exercise of the public and private warrants outstanding as of September 30, 2026 and December 31, 2025, respectively:

September 30, 2026
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,006	$4.50	December 21, 2028	$5,650,752
Private Warrants	515,000	$4.50	December 21, 2028	$180,250

December 31, 2025
		Exercise
	Number of Shares	Price	Expiration Date	Fair Value
Public Warrants	16,145,008	$4.50	December 21, 2028	$12,916,006
Private Warrants	515,000	$4.50	December 21, 2028	$412,000

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

As of September 30, 2026, the estimated fair value of the earnout liability decreased to $309,204 primarily due to a decrease in the Company’s share price and lowered expected achievement of contingent rights, offset by an increased volatility factor to 77%, which resulted in a gain due to the change in fair value of the earnout liability during the three and nine months ended September 30, 2026 of  $3,231,048 and $2,311,729, respectively and is recorded on the consolidated statements of operations and comprehensive income.

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

12. Fair Value Measurements

The following table sets forth by level within the ASC 820, Fair Value Measurement, fair value hierarchy of the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2026:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities-
Earnout liability	$165,714	$-	$126,425	$292,139
Warrant liability (Public Warrants)	5,650,752	-	-	5,650,752
Warrant liability (Private Warrants)	-	180,250	-	180,250
Total liabilities measured at fair value	$5,816,466	$180,250	$126,425	$6,123,141

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

The estimated fair value of the earnout liability was determined using a Monte Carlo Model. The assumptions utilized in the calculation are based on the achievement of certain milestones including projected stock price, volatility, probability of meeting the federal law enforcement agency growth and risk-free rate. The following assumptions were used in the simulation at each valuation date:

	September 30, 2026	December 31, 2025
Stock price	$1.86	$2.89
Risk-free interest rate	4.91%	3.55%
Expected term (in years)	2.25	3
Expected volatility	77.0%	55.8%
Dividend yield	0%	0%

The fair value of the 1,250,000 vested shares as of December 31, 2024 of $7,825,000 was determined using the Company’s closing trading price on December 31, 2024. On January 7, 2025, 1,160,906 shares were issued with a fair value of $5,282,125 to applicable personnel and were reclassified to equity as additional paid in capital. The fair value of the remaining 89,094 shares that vested as of September 30, 2024 was determined using the Company’s closing stock price on September 30, 2026.

The initial estimated fair value of the private warrants was measured using a Monte Carlo simulation. The estimated fair value of the public warrants is based on the listed price in an active market for such warrants and the fair value of the private placement warrants continues to be measured based on the public warrants listed price.

There were no transfers of financial instruments between valuation levels during the three and nine months ended September 30, 2026 and 2025.

13. Earnings per Share

The following table sets forth the computation of basic and diluted net income per share attributable to common stockholders:

	September 30, 2026		September 30, 2025
	Three Months Ended,	Nine Months Ended,	Three Months Ended,	Nine Months Ended,
Net income	$9,614,566	$6,487,401	$6,409,873	6,360,807

Weighted average shares outstanding-
Basic	34,439,562	34,419,266	31,970,364	31,850,348
Add: dilutive effect of stock options, SARs and warrants	4,462,750	4,483,046	10,001,993	9,822,048
Diluted	38,902,312	38,902,312	41,972,357	41,672,396

Income per share-
Basic	$0.28	$0.19	$0.20	$0.20
Diluted	$0.25	$0.17	$0.15	$0.15

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

Anti-dilutive shares	September 30, 2026	September 30, 2025
Public Warrants	16,145,006	-
Private Warrants	515,000	-
Warrants	3,138,918	-
Outstanding stock options	3,946,518	-
	23,745,442	-

The 3,750,000 remaining unvested earnout shares as of September 30, 2026 are excluded from basic and diluted net income per share as such shares are contingently issuable until the Company exceeds certain milestone thresholds that have not been achieved.

14. Subsequent Events

The Company evaluated subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements were issued. Subsequent to September 30, 2026, there were no material transactions that occurred that would require recognition or disclosure in the financial statements.

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

Recent Developments

Backlog and Pipeline

Backlog as of October 1, 2026 was approximately $28.3 million, representing firm validated contract backlog. This backlog represents firm commitments scheduled for systematic execution and delivery during the quarters ending December 31, 2026 and March 31, 2027.

Separately, our total validated pipeline as of October 1, 2026 was $215.1 million, consisting of single and multi-year opportunities for AI-driven edge, video, and sensor and data management platform across our customer verticals. Our pipeline includes opportunities at varying stages of progression with expected award timeframes over the next 18-24 months. The increase in our validated pipeline compared with prior periods reflects both continued progression of federal opportunities and a growing contribution from commercial opportunities sourced through our partner and channel relationships, which we discuss under “Strategic Initiatives” below. Backlog reflects awards already executed, whereas pipeline reflects identified and qualified opportunities that have not yet resulted in awards. We can give no assurance as to whether, when, or in what amount pipeline opportunities will convert into backlog or revenue.

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

Ask Airship is intended to differentiate our platform from traditional video management system (“VMS”) providers. Rather than competing with VMS, access control and other established physical security systems, Ask Airship is designed to operate as a layer above them, ingesting and structuring the video, sensor and event data those systems generate and consolidating it into a single decision-support environment. We believe most organizations have made substantial investments in security infrastructure that produces large volumes of camera-derived data but offers limited ability to reason across that data or act on it. Our objective is to become the data and decision platform for camera-derived and related sensor data, independent of the underlying VMS or hardware vendor, so that a customer can retain its existing systems and add analytical and agentic capability on top of them rather than replacing infrastructure it has already deployed. We also believe that the data these systems generate has value beyond physical security. By structuring camera and sensor data and making it accessible to operational users, Ask Airship is intended to help customers extract operational intelligence from existing infrastructure in areas such as facility utilization, process compliance, safety and logistics, which we believe broadens both the set of users within a customer organization and the budgets available to fund our solutions. A significant element of our integration roadmap is the large installed base of commercial camera and recording systems manufactured by large installed base of commercial camera systems, including manufacturers restricted in federal procurement, with which our platform already integrates. We believe this installed base, which is typically treated as commodity video capture and storage equipment, is under-served by analytics and represents an opportunity for Ask Airship and Airship Light to add intelligence to equipment customers already own. Our integrations with these systems are directed at commercial customers; we do not supply or resell such equipment, and our federal and other government engagements remain subject to applicable restrictions on covered telecommunications and video surveillance equipment. Consistent with this positioning, we are seeking to shift a greater portion of our commercial revenue from the capital-expenditure purchasing model that has traditionally characterized security technology toward operating-expenditure, subscription and consumption-based arrangements. Over time, we believe this shift could increase the proportion of our revenue that is recurring; however, it may also reduce the size of initial orders relative to our historical hardware-inclusive engagements and affect the timing of revenue recognition, and there can be no assurance that customers will adopt these purchasing models at the rate we anticipate.

A core design principle of Ask Airship is that the customer retains control of its data. Structured data remains within the customer's own environment, whether on-premises or in a customer-controlled cloud, and Ask Airship is architected to be model-agnostic, allowing the customer to apply the vision-language model (“VLM”) or large language model (“LLM”) best suited to its particular use case, security requirements and cost constraints rather than being limited to a single vendor's model. We believe this approach is attractive both to federal and other security-sensitive customers, for whom data sovereignty and model provenance are procurement requirements, and to commercial customers seeking to benefit from rapid improvements in foundation models without re-platforming. For deployments in federal and other security-sensitive environments, we expect on-premises inference to rely on Western open-weight models to satisfy applicable procurement and model-origin requirements. Our ability to execute on this strategy depends on, among other things, maintaining integrations with third-party VMS and security systems, continued availability of suitable third-party models on acceptable terms, and market acceptance of a vendor-independent architecture, and we can give no assurance that we will be successful.

Agentic AI is now the primary focus of our product development efforts. During the third quarter of 2026 we significantly increased our engineering investment in Ask Airship, including expanding our dedicated development team, and we expect research and development expenses to continue to increase in the coming quarters as a result. Building on the Ask Airship core, we are developing Airship Light, a standardized, lower-cost appliance that packages our edge AI structuring and agentic capabilities in a pre-configured form intended for commercial customers that operate large numbers of sites and existing camera installations, and that is designed to be deployed through our partner and channel relationships rather than through the customized, professional-services intensive engagements that characterize our federal business. We currently expect to make Airship Light commercially available in the first half of 2027. The timing of any product release, as well as market acceptance, pricing and the ultimate financial contribution of these initiatives, is subject to development, integration and competitive risks, and we can give no assurance that these initiatives will be completed on the timeline we currently anticipate or that they will generate meaningful revenue.

Commercial Expansion and Partner Channels

In 2026, we added dedicated commercial sales leadership and began building a partner and channel program to reach commercial customers through systems integrators, distributors and technology partners rather than solely through direct sales. These efforts are at an early stage, but during the third quarter of 2026 we began to see increased engagement from our partner channels, which contributed to the growth in our validated pipeline described above. Commercial opportunities generally carry shorter sales cycles and smaller initial deployment sizes than our federal engagements, and we can give no assurance as to whether or when these opportunities will convert into revenue.

Separately, one of our largest commercial customers has informed us that it intends to migrate its video management operations to a different platform. Purchases by this customer had already been declining over the past several years, and we expect the transition to occur gradually over approximately the next 12 to 18 months, during which we anticipate continuing to provide support and maintenance under our existing arrangements while revenue from this customer declines. Revenue from this customer represented approximately 18.5% of our total revenue for the nine months ended September 30, 2026. A separate company that was formerly affiliated with this customer, and is no longer part of the same corporate group, continues to be a customer and is not affected by this transition. We do not currently expect this transition to have a material impact on our overall results of operations, but the timing and extent of the decline are outside our control, and we can give no assurance that our commercial expansion efforts will offset the associated revenue in any particular period.

Overview

We address a problem common to these organizations: they have invested heavily in sensors and security infrastructure that generate large volumes of unstructured, or “dark,” data, principally video, but have limited ability to reason across that data or act on it. Our software structures this data at the edge, the location at which it is generated and collected, by detecting objects within a video frame and extracting their identifying characteristics (for example, a vehicle’s license plate characters and its make, model and color), a process we refer to as “structuring” the data. Structuring at the edge, rather than transmitting raw data to a central location for processing, enables real-time decision-making and reduces transmission and storage requirements.

Our software platform consists of Outpost AI (edge software for structuring and analyzing sensor data at the point of collection), Acropolis (our enterprise management software backbone, deployable on-premises or in cloud and multi-cloud architectures), Airship Command (visualization and operator tools across workstation, web and mobile) and Ask Airship (our agentic AI layer, currently under development, described under “Strategic Initiatives” above). The platform is designed to operate as an open software layer above a customer’s existing VMS and physical security systems, independent of the underlying camera or hardware vendor, and uses a secure, permission-based, single-pane-of-glass architecture under which the customer retains control of its data within its own on premises or customer-controlled cloud environment.

Where a customer’s environment requires it, we deliver our software on pre-configured appliances and servers, including Outpost AI edge appliances and Fortress Server, our on-premises data center server and storage platform. We view this hardware as a delivery vehicle for our software rather than as a business in itself. Historically, the majority of our revenue has been derived from bundled hardware and software systems sold under multi-year agreements together with professional services, technical support and software maintenance, with support and maintenance providing a recurring revenue component. Agentic AI software is now the primary focus of our product development efforts, and we are seeking to increase over time the proportion of our revenue derived from software subscriptions and consumption-based arrangements. This shift is at an early stage; see “Strategic Initiatives” above for a discussion of the related opportunities and risks.

From inception until the Merger in December 2023, we operated as a 100% employee-owned, bootstrapped company with no outside investment. As a U.S.-based company, we operate at the intersection of public safety and AI, in which we address a combined market we estimate at approximately $40 billion in 2026 and growing, spanning edge AI hardware and software (approximately $30 billion, according to Grand View Research, 2026) and agentic AI (approximately $10 billion, according to multiple industry analysts, 2026).

Employees

We employed sixty four employees as of September 30, 2026. The employees are headquartered in Redmond, WA and are supported by a growing team at our Customer Center of Excellence located in Charlotte, NC. We employed nine research and development personnel in Taiwan as of September 30, 2026.

Fair Value Transactions in Connection with Merger

As a result of the Merger, we entered into the following transactions that were measured at fair value and vary quarterly with the share price and other items. Any change is non-cash and is recorded as a gain or loss in other income (expense). See Note 12– Fair Value Measurements for more information.

	Liability as of	Liability as of
	September 30, 2026	December 31, 2025

Earnout liability	$309,204	$2,620,933
Warrant liability (Public Warrants)	5,650,752	12,916,006
Warrant liability (Private Warrants)	180,250	412,000
Total liabilities measured at fair value	$6,140,206	$15,948,939

Other income related to instruments recorded at fair value during the three months ended September 30, 2026 and 2025	$10,061,651	$9,224,113

Other income related to instruments recorded at fair value during the nine months ended September 30, 2026 and 2025	$11,647,371	$12,773,132

Private Placement and Public Warrants in Connection with Merger

At the Merger closing, we assumed 515,000 private placement warrants and 16,184,612 public warrants. On June 3, 2024, we reduced the exercise price of such warrants from $11.50 per share to an exercise price of $7.80 per share. On November 20, 2024, we further reduced the exercise price of the outstanding public warrants and private warrants to an exercise price of $4.50 per share. The purpose of this reduced exercise price was to potentially raise proceeds received from the exercise of such warrants, if any, for working capital and general corporate purposes. As of September 30, 2026, there were 515,000 private placement warrants and 16,145,006 public warrants outstanding.

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

Results of Operations

The following table sets forth key components of our results of operations during the three months ended September 30, 2026 and 2025.

(dollars in thousands)

	Three Months Ended September 30,
	2026	2025	$ Variance	% Variance

Net revenues	$6,231	$1,177	$5,054	429.4%
Cost of net revenues	2,728	574	(2,154)	-375.3%
Gross profit	3,503	603	2,900	480.9%
Research and development expenses	906	753	(153)	-20.3%
Selling, general and administrative expenses	3,158	2,717	(441)	-16.2%
Total operating expenses	4,064	3,470	(594)	-17.1%
Operating loss	(561)	(2,867)	2,306	80.4%
Other income:
Gain from change in fair value of earnout liability	3,231	3,893	(662)	-17.0%
Gain in fair value of warrant liability	6,831	5,331	1,500	28.1%
Interest income, net	114	53	61	115.1%
Total other income, net	10,176	9,277	899	9.7%
Income before provision for income taxes	9,615	6,410	3,205	50.0%
Provision for income taxes	-	-	-	-
Net income	$9,615	$6,410	$3,205	50.0%

Net Revenues — Net revenues for the three months ended September 30, 2026 increased $5,054,000 to $6,231,000 as compared to $1,177,000 for the three months ended September 30, 2025. The increase was due to increased commercial orders, which more than offset variability in the timing of federal awards during the period. Consistent with the concentrated, enterprise nature of our customer base, four customers represented approximately 87.5% of revenue for the three months ended September 30, 2026. Backlog as of October 1, 2026 was approximately $28.3 million, representing firm fixed price contracts awarded in 2026 that are expected to be shipped during the remainder of 2026 and early 2027.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the three months ended September 30, 2026, cost of sales increased $2,154,000 to $2,728,000 as compared to $574,000 for the three months ended September 30, 2025. The increase was due to increased sales and reflects product mix with increased higher margin commercial sales during the three months ended September 30, 2026, offset by raw material cost increases.

Research and Development Expenses — Research and development expenses for the three months ended September 30, 2026 increased $153,000 to $906,000 as compared to $753,000 for the three months ended September 30, 2025. The increase was due to increased expenses for product development in the United States and Taiwan, including the development of the Agentic AI product.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the three months ended September 30, 2026 increased $441,000 to $3,158,000 as compared to $2,717,000 for the three months ended September 30, 2025. The increase is primarily due to an increase in stock-based compensation expense of $199,000 and other personnel costs.

Other Income — Other income for the three months ended September 30, 2026 was $10,176,000 as compared to other income for the three months ended September 30, 2025 of $9,277,000. Other income for the three months ended September 30, 2026 consisted of (i) gain from change in fair value of earnout liability of $3,231,000; (ii) gain from change in fair value of warrant liability of $6,831,000; and (iii) interest income of $114,000. The gain from change in fair value of earnout liability resulted from a decrease in our share price, offset by increase in the volatility factor to 77%. The gain from change in fair value of warrant liability was primarily the result of a decrease in the trading price of the warrants.

Other income for the three months ended September 30, 2025 consisted of (i) gain from change in fair value of earnout liability of $3,893,000; (ii) gain from change in fair value of warrant liability of $5,331,000;  and (iii) interest income of $53,000. The income from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Net Income — Net income for the three months ended September 30, 2026 was $9,615,000 as compared to net income of $6,410,000 for the three months ended September 30, 2025. The net income primarily related to other income, offset by increases in selling, general and administrative and research and development expenses.

The following table sets forth key components of our results of operations during the nine months ended September 30, 2026 and 2025.

(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025	$ Variance	% Variance

Net revenues	$16,708	$8,827	$7,881	89.3%
Cost of net revenues	6,942	4,456	(2,486)	-55.8%
Gross profit	9,766	4,371	5,395	123.4%
Research and development expenses	2,604	2,213	(391)	-17.7%
Selling, general and administrative expenses	10,795	8,761	(2,034)	-23.2%
Total operating expenses	13,399	10,974	(2,425)	-22.1%
Operating loss	(3,633)	(6,603)	2,970	45.0%
Other income:
Gain from change in fair value of earnout liability	2,312	6,415	(4,103)	-64.0%
Gain in fair value of warrant liability	7,497	6,358	1,139	17.9%
Interest income, net	311	191	120	62.8%
Total other income, net	10,120	12,964	(2,844)	-21.9%
Income before provision for income taxes	6,487	6,361	126	2.0%
Provision for income taxes	-	-	-	-
Net income	$6,487	$6,361	$126	2.0%

Net Revenues — Net revenues for the nine months ended September 30, 2026 increased $7,881,000 to $16,708,000 as compared to $8,827,000 for the nine months ended September 30, 2025. The increase was due to increased commercial orders, which more than offset variability in the timing of federal awards during the period. Consistent with the concentrated, enterprise nature of our customer base, four customers represented approximately 80.7% of revenue for the nine months ended September 30, 2026. Backlog as of October 1, 2026 was approximately $28.3 million, representing firm fixed price contracts awarded in 2026 that are expected to be shipped during the remainder of 2026 and early 2027.

Cost of Net Revenues — Cost of net revenues primarily consists of product costs and post customer support. For the nine months ended September 30, 2026, cost of sales increased $2,486,000 to $6,942,000 as compared to $4,456,000 for the nine months ended September 30, 2025. The increase was due to increased sales and reflects product mix with increased higher margin commercial sales during the nine months ended September 30, 2026, offset by raw material cost increases.

Research and Development Expenses — Research and development expenses for the nine months ended September 30, 2026 increased $391,000 to $2,604,000 as compared to $2,213,000 for the nine months ended September 30, 2025. The increase was due to increased expenses for product development in the United States and Taiwan, including the development of the Agentic AI product.

Selling, General and Administrative Expenses — Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $2,034,000 to $10,795,000 as compared to $8,761,000 for the nine months ended September 30, 2025. The increase is primarily due to an increase in stock-based compensation expense of $1,015,000 and other personnel costs.

Other Income  — Other income for the nine months ended September 30, 2026 was $10,120,000 as compared to other income for the nine months ended September 30, 2025 was $12,964,000. Other Income for the nine months ended September 30, 2026 consisted of (i) gain from change in fair value of earnout liability of $2,312,000; (ii) gain from change in fair value of warrant liability of $7,497,000; and (iii) interest income of $311,000. The gain from change in fair value of earnout liability resulted from the increase in the volatility factor to 77%. The gain from change in fair value of earnout liability resulted from a decrease in our share price, offset by increase in the volatility factor to 77%. The gain from change in fair value of warrant liability was primarily the result of a decrease in the trading price of the warrants.

Other income for the nine months ended September 30, 2025 consisted of (i) gain from change in fair value of earnout liability of $6,415,000; (ii) gain from change in fair value of warrant liability of $6,358,000; and (iii) other income of $191,000. The income from change in fair value of various financial instruments was primarily the result of a decrease in our stock price.

Net Income (Loss) — Net income (loss) for the nine months ended September 30, 2026 was $6,487,000 as compared to net income of $6,361,000 for the nine months ended September 30, 2025. The net income primarily related to other income, offset by increases in selling, general and administrative and research and development expenses.

Net income for the nine months ended September 30, 2025 was $6,361,000. The net income primarily related to noncash items of $11,339,000. Noncash items included (i) gain from change in warrant liability of $6,359,000; (ii) gain from change in earnout liability of $6,415,000; and offset by (iii) stock based compensation of $1,156,000 and (iv) net amortization of operating lease right of use asset of $278,000.

Liquidity and Capital Resources as of September 30, 2026 and 2025

Liquidity is our ability to generate funds to support our current and future operations, satisfy our obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have incurred losses from operations in the past few years and had an accumulated deficit of $39.1 million as of September 30, 2026. As of September 30, 2026, we had cash and cash equivalents of $12.7 million and no outstanding debt. Based on our current available cash and operations, we have concluded there is no substantial doubt about our ability to continue as a going concern for at least twelve months from the issuance of these financial statements.

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

Operating Activities

Net cash generated by operating activities for the nine months ended September 30, 2026 was $963,000. This amount was primarily related to (i) net income of $6,487,000; (ii) operating assets and liabilities changes of $1,800,000 (including a $2,540,000 increase in deferred revenues); and offset by (iii) noncash items of $7,324,000. Noncash items included (iv) gain from change in earnout liability of $2,312,000; (v) gain from change in warrant liability of $7,497,000; and offset by  (vi) stock based compensation of $2,172,000; and (vii) net amortization of operating lease right of use asset of $313,000.

Net cash used in operating activities for the nine months ended September 30, 2025 was $4,502,000. This amount was primarily related to (i) net income of $6,361,000; (ii) net working capital changes of $476,000 (including a $1,211,000 increase in deferred revenues); and offset by (iii) noncash items of $11,339,000. Noncash items included (iv) gain from change in warrant liability of $6,359,000; (v) gain from change in earnout liability of $6,415,000; and offset by (vi) stock based compensation of $1,156,000 and (vii) net amortization of operating lease right of use asset of $278,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $56,000 and consisted of net proceeds from stock option and warrant exercises.

Net cash used in financing activities for the nine months ended September 30, 2025 was $1,149,000 and consisted of (i) repayment of advances by founders of $1,300,000; and offset by (ii) net proceeds from exercise of warrants of $60,000; and (iii) proceeds from stock option exercises of $91,000.

Contractual Obligations and Commitments

		Less Than
Contractual Cash Obligations	Total	1 Year	1-3 Years
Operating lease cash payments	$568,749	$493,302	$75,447

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

We believe that the significant accounting policies described in “Note 2, Summary of Significant Accounting Policies” to our audited consolidated financial statements are accurate and complete. The critical accounting estimates and policies during the three and nine months ended September 30, 2026 have not materially changed to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.

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

c) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2026, there were no changes in our internal controls over financial reporting, which were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that materially affected, or is reasonably likely to have a material effect on our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in actions, claims, litigation, and other legal proceedings occurring in the ordinary course of its business from time to time, including assertions by third parties relating to intellectual property infringement, contract or warranty breaches, or employment-related matters. We are not currently a party to any actions, claims, suits, or other legal proceedings whose conclusion, if not determined in our favor, would have a material adverse effect on our business, financial condition, or results of operations, either individually or in the aggregate.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. Except as set forth below, there have been no material changes to the risk factors disclosed under the caption “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and our other filings with the SEC.

Airship AI sells its product to various divisions of a large commercial customer. We also sell to government customers under agreements in the United States. Accounts receivable are recorded at invoiced amounts and are non-interest bearing. All invoices are normally paid within 30 days of contract completion.

For the nine months ended September 30, 2026, we had revenue from one hundred and three customers and four customers represented 80.7% of total revenue. For the nine months ended September 30, 2025, we had revenue from eighty nine customers and two customers represented 68% of total revenue.

As of September 30, 2026, three customers represented approximately 84.8% of outstanding accounts receivable. As of September 30, 2025, one customer represented approximately 73% of outstanding accounts receivable.

We expect to continue to derive a significant portion of our revenue from a limited number of customers in the future and, in some cases, the portion of our revenue attributable to individual customers may increase. The loss of one or more significant divisions of a commercial customer or a government customer or a reduction in the amount of revenue we derive from any such customer could significantly and adversely affect our business, financial condition and results of operations. Customers may choose not to renew their contracts or may otherwise reduce the breadth of the offerings which they purchase for any number of reasons. We are also subject to the risk that any such customer will experience financial difficulties that prevent them from making payments to us on a timely basis or at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of equity securities during the three months ended September 30, 2026.

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

Date: November 5, 2026
Airship AI Holdings, Inc.

/s/ Victor Huang
Name: Victor Huang
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Mark E. Scott
Name: Mark E. Scott
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

